Form 10-K
period 2023-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2024-02-21
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2023 was: $1.9 billion.
As of February 20, 2024, the number of shares of Common Stock outstanding was: 30,442,954.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
2.Portfolio Management is focused on optimizing the Company’s business portfolio in higher growth markets with leadership positions while ensuring its financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing its relevance with customers and shaping its markets. In 2023, the Company acquired the assets of a privately held Utah-based company in the Residential segment and sold its Japan-based solar racking business within the Renewables segment to help achieve these objectives.

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
The Company's businesses reflect the Company's purpose, values and desire to make a positive impact on the world. Since 2014, the Company has been transforming itself to focus on solving some of humanity's most challenging opportunities - from harnessing energy and growing food more sustainably to living and working with greater ease, efficiency, and comfort. Transforming the Company positions it to play a significant role in sustainable development issues, building partnerships with key players that help advance critical technologies, strengthening the Renewables, Residential, Agtech and Infrastructure businesses, and enabling the Company to better respond to humanity's evolving needs.
Segments
The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of fruits, vegetables, flowers and other plants, and contractors. At December 31, 2023, the Company operated thirty facilities, which were comprised of twenty-three manufacturing facilities, one distribution center, and six offices, and were located within sixteen states, Canada and China. The Company's operational infrastructure provides the necessary scale to support regional and national customers in each of its markets.

The Company operates and reports its results in the following four reporting segments:
•Renewables
•Residential
•Agtech
•Infrastructure
The following table summarizes the primary products and, where applicable, services, applications, and end markets for each segment:
Renewables Segment

Products and Services	Applications	End Market
Design, engineering, manufacturing and installation of solar racking and electrical balance of systems	Commercial and distributed generation scale solar installations on any type of terrain	Solar developers; power companies; solar energy EPC contractors
Residential Segment

Products	Applications	End Market

Roof and foundation ventilation products	Ventilation and whole-house air flow management	Residential: new construction and repair and remodeling

Single point and centralized mail systems and electronic package solutions	Secure storage for mail and package deliveries

Retractable awnings and gutter guards	Sun and wind protection; gutter protection

Trims and flashings, metal roofing, rain dispersion, other accessories	Protection from water and other natural elements - roof integrity
Agtech Segment

Products and Services	Applications	End Market
Provide growing solutions including the designing, engineering, manufacturing, full scope construction, maintenance and support of greenhouses and indoor growing operations	Retail, fruits and vegetables, flowers, cannabis, commercial, institutional and conservatories, car wash structures	Large scale indoor produce growers; retail garden centers; conservatories and botanical gardens; floriculture growers; agricultural research; car washes; cannabis growers
Infrastructure Segment

Products	Applications	End Market
Engineered solutions for bridges, highways and airfields, including structural bearings, expansion joints, pavement seals, elastomeric concrete, bridge cable protection systems	Preserve functionality under varying weight, wind, temperature and seismic conditions	Bridge and elevated highway construction, airport pavements

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
Value-Added Products and Services. The Company provides optimal solutions to its customers: racking, foundation, and electrical systems for photovoltaic solar systems, commercial growing greenhouses for biologically grown food, floriculture, and other plants; roof-related ventilation and weather protection to support healthy home environments; mail and package storage for home and retail and non-retail sites; and structural bearings, expansion joints and rubber products for bridges and other transportation structures. The Company's products and services are highly engineered, supported with intellectual property, and driven by effective business systems and IT infrastructure.
Commitment to Customer and Quality. The Company strives to be connected directly with its end customers, where it receives unfiltered feedback on performance, insight on customer problems and opportunities, and cooperation on ideas for new products, services, and business model optimization. The percentage of the Company's total revenue generated from products and services that were sold directly to the end user was approximately 45% and the Company expects this to grow in future years. The Company's commitment to quality is a core operating tenet, and its quality management systems are designed to ensure the Company delivers to meet customer and stakeholder expectations.
Strong Liquidity Profile. The Company strives to manage its cash resources to ensure sufficient liquidity to fund growth initiatives, support the seasonality of its businesses and manage effectively through economic cycles. As of December 31, 2023, the Company's liquidity was $495.5 million, including $99.4 million of cash and $396.1 million of availability under its revolving credit facility. The Company believes its low leverage and ample borrowing capacity, along with flexibility in its Credit Agreement, provides the Company with the financial capacity to fund its ongoing business requirements, strategic initiatives, and acquisition opportunities.
Recent Developments
On December 1, 2023, the Company sold its Japan-based solar racking business within its Renewables segment to a third party and received net proceeds of $8.0 million.
On July 5, 2023, the Company acquired the assets of a privately held Utah-based company that manufactures and distributes roof flashing and accessory products for $10.4 million.
Customers and Products
The Company's customers are located primarily throughout North America. One customer, a home improvement retailer which purchases from the Residential segment represented 13%, 14% and 13% of the Company's consolidated net sales for the years ended December 31, 2023, 2022 and 2021, respectively. No other customer in any segment or segments accounted for more than 10% of the Company's consolidated net sales.
Renewables
The Renewables segment designs, manufactures and installs solar energy mounting systems including foundation, racking, and electrical balance of systems for developers, EPCs and owners / operators of solar fields.
An integral part of solar projects is the design, engineering, and fabrication of unique structures and electrical balance of systems ("eBOS"), as well as the field installation of both whether applied to a ground-mounted or carport systems. The Company provides both fixed tilt and tracker racking systems along with either a screw or pile driven foundation systems. Most of the Company's production is completed using computer numerical control machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, engineered, fabricated and installed in accordance with applicable building codes.

New products introduced in recent years include screw-based racking and foundation solutions, operating software to optimize solar energy investments, and single-axis tracker systems. The Company's screw-based racking foundation offers rapid and secure installation on any terrain. The Company's operating software enables its team to optimize solar project design utilizing solar irradiance data and topography analysis to quickly and automatically generate multiple potential layouts for complex projects. The single-axis tracker systems support and adapt to a variety of site conditions while also reducing the typical civil work preparation and installation costs associated with projects. The patented design eliminates complexities incorporated in traditional systems, simplifying the operations and maintenance of the system, along with streamlining the installation process. Other products offered include solar racking systems for both carports and pile-driven ground mount systems and eBOS. Solar racking systems for carports serve as protection for cars from the effects of the sun and intense heat while providing a renewable energy source. Similarly, solar racking systems installed on idle land, such as solid waste landfills, or on challenging, rocky terrain, converts such land into a useful property by providing clean renewable power generating capabilities. An eBOS system supports the conversion of captured sunlight to direct current energy. The Company is a full eBOS solution provider, from combiner boxes that take multiple source circuits and combine them into a single output to pre-fabricated and customized wire harnesses and source circuit lengths which greatly shorten field installation time.
Residential
The Residential segment serves both the residential repair and remodeling and new housing construction markets in North America with products and services including roof and foundation ventilation products, single point and centralized mail systems and electronic package solutions, outdoor living space products (sun-shading), rain dispersion systems, metal roofing job site services, and other construction accessories. The Company's residential product offerings are sold through major retail home centers, building material wholesalers, building product distributors, buying groups, roofing distributors, residential contractors, property management companies, manufactured housing dealers, postal services distributors and providers, and online direct to end consumers.
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
The Company strives to improve its product-solution offerings while adapting to local and regional building codes and new products recently introduced include efficient-installation ventilation solutions, next generation single mailboxes, electronic parcel lockers, pipe flashings and remote-controlled deck awnings and valances for sun protection. The Company's ventilation and roof flashing products provide protection and extend the life of residential structures while providing a safer, healthier environment for residents. The Company's building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins. The Company's cluster box mail delivery products provide delivery cost savings to the postal service while offering secure storage for delivered mail and packages. The Company's electronic parcel lockers systems provide multi-family communities and businesses a secure storage solution to handle both package deliveries and receipt of other goods, along with helping retail businesses and their customers to transact via buy online, pick up in store transactions.
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
Agtech
The Agtech segment designs, manufactures, and builds advanced-technology turnkey greenhouse growing facilities for large-scale indoor commercial growers of fruits and vegetables, plants and flowers, and agricultural research and development facilities with over 100 universities in the United States. Large scale greenhouse facilities are unique to a particular type of plant, vegetable, flower, or fruit, and require unique structures, growing systems, and the integration of the structure and the systems.

Infrastructure
The Infrastructure segment serves highway and bridge construction and airports through commercial and transportation contractors and fabricators. The Company's products include expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems. Infrastructure's products are manufactured primarily from plate, rail and structural steel along with various resin and rubber based materials. The products manufactured are highly engineered to meet the exact specifications for the particular project undertaken.
New products introduced in recent years extend the infrastructure products into new markets. High speed and traditional rail projects involving elevated structures have created new opportunities in recent years. Engineered pavement sealants for roadways are commonly used in airport runways, for both existing runways and expansion projects. Its corrosion-protection products for cable-suspension bridges are now marketed and sold internationally and have been used on numerous signature bridges.
Engineering and Technical Services
The Company's business segments employ engineers and other technical personnel to perform a variety of key tasks which include the identification and implementation of improvements to its manufacturing process, redesign of its products for better performance, the development of new products and identification and execution of cost reduction activities. In addition, the Company's engineering staff employs a range of software to design highly specialized and technically precise products. In the Renewables, Agtech, and Infrastructure segments, drawings are approved and stamped by state licensed professional engineers as required by individual projects. Technical service personnel also work in conjunction with the Company's sales and product management teams in the new product development process to determine the types of products and services that suit the needs of customers.
Suppliers and Raw Materials
The Company's business is required to maintain sufficient quantities of raw material inventory in order to accommodate customers' delivery requirements. Accordingly, the Company plans its purchases to maintain raw materials at sufficient levels to satisfy the anticipated needs of customers. The Company has implemented enterprise resource planning systems along with a corporate wide SIOP (Sales, Inventory, Operations Planning process) to better manage inventory, forecast customer orders, enable efficient supply chain management, and allow for timely counter-measures to changing market conditions.
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
Sales and Marketing
In 2023, approximately 41% of the Company's revenues were generated from products and services that were sold directly to the end user, with the remainder of revenues generated through retailers, wholesalers and distributors. The Company's sales process regularly includes a competitive bid process, and its reputation for product and service quality and meeting delivery requirements make the Company a preferred provider for many customers.

The Company's marketing focus is to build an enhanced cohesive brand strategy for Gibraltar—ensuring the Company has a defined purpose and values and ensuring the Company's brand messages reflect the needs of the market and the capabilities of its businesses with "We advance the art and science of making and celebrate the people that make life better". In addition, the businesses in the Company's Renewables segment were integrated and rebranded under the brand name Terrasmart at the beginning of 2022 and the Company's businesses in its Agtech segment were consolidated under the brand name Prospiant during 2021. In their markets, both brands reflect the Company's unique value to customers.
The Company's Customer Relationship Management systems provides important aggregate market data and visibility into sales account status and enabling cross-sell and up-sell opportunities.
Backlog
Backlog represents the value of the total confirmed orders at a point in time for which performance obligations have not yet been satisfied. Only actual orders with signed contracts are included in the Company's backlog. This metric is useful as it reflects the committed amount the Company expects to recognize as revenue in the near-term.
While the majority of the Company's products have short lead time order cycles, the Company has aggregated approximately $330 million of backlog at December 31, 2023 compared to $299 million at December 31, 2022. The backlog primarily relates to certain business units in the Company's Renewables, Agtech, and Infrastructure segments. The Company believes that the performance obligations related to the majority of its backlog will be satisfied and related revenue recognized during 2024.
Competition
The Company operates in highly competitive markets with several competitors participating in each of its end markets. The Company goes to market with a focused and broad range of high quality products, executes with speed and industry-leading service, value-based pricing and project management and field operations in its Agtech and Renewables businesses.
Seasonality
The Company’s end markets have historically experienced seasonal demand fluctuation, with lower demand typically in the first and fourth quarters. Levels of residential and commercial construction can be cyclical and can depend on interest rates, availability of financing, inflation, employment, spending habits, consumer confidence and cost and availability of skilled labor. Furthermore, general economic forces, such as tax credit expirations, imposed tariffs and changes in the Company’s products and customer mix can and have shifted traditional seasonal fluctuations in revenue over the past few years.
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
Human Capital - Organization Development
The foundation for the Company's focus on organizational development is built on two fundamental beliefs:
•The Company's ability to perform and deliver shareholder value is dependent on our people, and
•Each member of the Company's team plays an important role in creating an environment where individuals are respected and valued and diverse teams have the best chance to thrive.

The Company seeks to support an array of career pathways and life journeys by engaging the entire organization, with areas of focus that include Health and Safety, Education and Development, Diversity and Inclusion, Compensation and Benefits, as well as Communication and Employee Engagement.
The Company employed 2,097 full-time employees and 13 part-time employees as of December 31, 2023. Of the Company's 2,110 total employees, 796 were classified as salaried and 1,314 classified as hourly. The Company also employed approximately 358 full-time equivalent temporary agency employees. Approximately 6% of the Company's U.S. workforce was represented by unions through two collective bargaining agreements ("CBAs") as of December 31, 2023. Both of the Company's CBAs will expire and are expected to be renegotiated in 2024. The Company considers its employee relations to be good.
Health and Safety
The Company expects each team member of the Company to follow the Company's safety standards and practices, support the Company's key safety initiatives, be accountable to themselves and each other, and be part of safety solutions. The Company believes all accidents and near-misses are preventable as the Company strives to create a zero incident work environment.
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
Diversity and Inclusion
The Company supports and encourages a culture where diversity of thought flourishes and all employees feel appreciated, included, and know they have an equal opportunity to develop, grow, and succeed based on their performance. The Company believes demonstrating respect for our people and valuing their perspectives and their contributions is critical to cultivating the Company's best and most successful work environment.
Key demographics for the Company's employees are shown below. While the figures below are in total, the Company evaluates its organization against the diversity of the communities that the Company operates in, with a goal of being representative at the community level.
2023 Workforce Composition (Gender and Age)

Employee Age Groups	Female	Male	Non-Binary	Total by Age Group	% by Age Group
< 30 years of age	86	276	2	364	17.3%
30 - 49 years of age	297	678	—	975	46.2%
50+ years of age	245	526	—	771	36.5%
Total	628	1,480	2	2,110
As a percentage	29.8%	70.1%	0.1%

Number of 2023 Employees by Employment Type (by Gender)

Employee Type	Female	Male	Non-Binary	Total by Type	% by Type
Salary	242	554	—	796	37.7%
Hourly	386	926	2	1,314	62.3%
Total	628	1,480	2	2,110
2023 Ethnic Background of Employees

Ethnic Background	% of Employees
White	58.8%
Hispanic or Latino	17.0%
Black or African American	12.6%
Asian	4.3%
Not Specified	3.5%
Two or More Races	2.3%
Hawaiian/Pacific Islander	0.9%
American Indian/Alaska Native	0.6%
The Company believes in building a team that includes people who bring diversity of thought, experience, and perspective to its organization. The Company recognizes that its organization and the communities in which the Company operates will continue to evolve and grow, which will require that the Company remain focused on the following initiatives:
•Continue the Company's mandatory and annual education and development program for the Company, including the Board of Directors, and evolve the curriculum as needed
•Continue to map the Company's organization with the communities where it operates and strive to reflect the diversity of these communities in the Company's team
•Implement and upgrade business systems across the Company to give the Company the capability to gather and analyze data, derive conclusions, and develop action plans for implementation
•Communicate the Company's progress through monthly business reviews with the Company's leadership teams, quarterly communications with its teams, and quarterly reviews with the Company's Board of Directors
•Build the most effective talent acquisition framework to attract the best people and extend training and development opportunities through a combination of on-the-job experiences, peer connections as well as classroom and self-paced learning.
•Be proactive with the Company's customers and supply chain partners to find ways to work together in promoting positive social development
Leadership Development
In 2022, the Company launched a reimagined leadership development program to better equip our mid- and senior-level leaders with modern tools and tactics to best foster collaboration and success within its workforce. The basis of the program now includes multiple learning paths to meet the development needs of employees at all levels, including ethics compliance, leadership development, continuous improvement, diversity & inclusion, and function-specific learning and certification programs.
The Gibraltar Leadership Program ("GLP") core curriculum is a two-day program with modules on servant leadership, skilled collaboration, accountability at work, taking control of conflict, emotional intelligence, and communicating as a manager. In 2022, 194 leaders from across the business units participated in the GLP, followed by 146 leaders in 2023.

In addition, the Company maintains its commitment to ethical leadership with quarterly ethics training for all employees. It also encourages and supports employees who pursue training and development to build their functional knowledge and expertise through continuing education and certification programs related to their functional area.
Going forward the Company has strategic initiatives in place to expand advanced trainings offered for current GLP participants. In addition, it seeks to best leverage its rising talent through future rollout of a Leadership Potential Assessment and Manager Fundamentals program. The continued deployment of the new human resources system will allow leaders at all levels from across the businesses to collaborate in a common space to share best practices and support new leaders with development coaching to continue to invest in their career growth.
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
The Company's business, financial condition, results of operations, and the market price for its common stock are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business and other risks affecting the Company. In conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K, consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K. These risks are not the only risks to which the Company is exposed. The Company's business operations and the market for its securities could also be adversely affected by additional factors that are not presently known to the Company, or that it currently considers to be immaterial to its operations.
Risks Related to the Company's Business Operations
The volatility of the commodity market with respect to the Company's principal raw materials and component parts, or substantial decreases in the availability of the Company's principal raw materials and component parts, has impacted, and could continue to impact, the Company's business, results of operations, and cash flows.
The Company's principal raw materials are commodity products primarily consisting of steel, aluminum, and resins. The Company also purchases component parts such as glass for greenhouse roofing systems thus resulting in exposure to changes in the price and availability of glass, and furthermore, although not purchased by the Company, the Company also has exposure related to the availability of solar modules which has impacted the installation of, and which can and has reduced demand for, the Company's solar racking projects, as experienced in 2022 and 2023. The availability and pricing of raw materials and component parts can be volatile due to a number of factors beyond the Company's control, including general economic conditions, domestic and worldwide supply and demand, labor costs and availability, competition, freight costs and transportation, import duties, tariffs, and currency exchange rates. The Company may not be successful in passing along pricing increases to its customers or in its efforts to mitigate the impact of supply chain disruptions.
The failure by the Company's suppliers to deliver raw materials or component parts according to schedule, or at all, has resulted in manufacturing delays, capacity constraints, project delays, cost inflation and logistics delays and has affected, and may continue to affect the Company's ability to meet its customers' needs. Furthermore, the failure of any sourced raw materials or components to conform to the Company's specifications could also result in delays in its ability to timely deliver, and may have an adverse impact on the Company's relationships with its customers and its ability to fully realize the revenue expected from sales to those customers.

In addition, commodity price fluctuations could force the Company to adjust its prices or to offer additional services or enhanced products at a higher cost to the Company, which could reduce the Company's gross profit, net income, and cash flow and cause the Company to lose market share.
Macroeconomic factors outside of the Company's control may adversely affect its business, its industry, and the businesses and industries of many of its customers and suppliers.
Macroeconomic factors can have and have had a significant impact on the Company's business, customer demand and the availability of credit and other capital, affecting the Company's ability to generate profitable margins. The Company's operations are subject to the effects of domestic and international economic conditions, including global industrial production rates, inflation, deflation, interest rates, availability of capital, debt levels, consumer spending, energy availability, commodity prices, and the effects of governmental initiatives to manage economic conditions, including government monetary and trade policies, tax laws and regulations. Tariffs placed on imported products used by the Company's customers, such as solar modules, could impact cost and availability of these products to the Company's customers which could impact the demand for the Company's products or services. In addition, fluctuations in the U.S. dollar impact the prices the Company charges and costs it incurs to export and import products. The Company is unable to predict the impact on its business of changes in domestic and international economic conditions. The Company faces changing market conditions, as well as changes in domestic or global economies, or certain industry sectors of those economies that are key to the Company's sales, may further deteriorate, and could result in a corresponding decrease in demand for the Company's products and negatively impact the Company's results of operations and financial condition.
In reference to aforementioned tariffs on imported solar modules, while the Company does not sell or import solar modules, the goods and services the Company provides for its customers depend upon the supply of solar modules for which such shortages have resulted in project delays over the past two years. The supply has been primarily impacted by two regulatory items: the Uyghur Forced Labor Prevention Act ("UFLPA") which was enacted in June 2022, and the circumvention of anti-dumping and countervailing duties (“AD/CVD”) investigation launched by the U.S. Department of Commerce ("USDOC") in March 2022, against eight solar module manufacturers producing in four countries in Southeast Asia.
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
As a result of the USDOC’s AD/CVD investigation, and until the final ruling from the USDOC was announced in August 2023, projects were delayed due to the risk of retroactive tariffs being imposed on the import of solar modules produced in four countries in Southeast Asia, where Chinese manufacturers have operations. In addition, of the eight major manufacturers under investigation, five were found to have been circumventing the AD/CVD orders. In parallel to the USDOC investigation, on June 6, 2022, an emergency Presidential Proclamation was issued delaying the imposition of duties on imports from the impacted countries until June 6, 2024. This proclamation provides non-U.S. based module manufacturers time to modify and secure supply chains to ensure compliance with U.S. law. In January 2024, a motion was filed requesting that the delay in the imposition of duties per the Presidential Proclamation be removed retroactively which could adversely impact the supply of modules imported into the U.S.
As the timing and progress of many of the Company's customers’ projects depend upon the supply of solar modules and components, the Company's operating results have been impacted by the disruption resulting from the above investigation and validation procedures. The Company's operating results could be further adversely impacted by any final negative circumvention determinations made by the USDOC and continued timing lag of review by U.S. customs.
The success of the Company's business depends on the Company's senior management team, as well as other key employees and the Company's ability to attract, retain, develop and motivate a skilled and diverse workforce.

The Company's success is dependent on the management and leadership skills of its senior executive and divisional management teams. The Company cannot provide assurance that the Company will be able to retain its existing senior management personnel, or that the Company will have a successor prepared and available upon any loss of such personnel, or that the Company will be able to attract additional qualified personnel through external recruitment when needed. The Company has not entered into employment agreements with any of its senior management personnel.
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
A loss of sales from the Company's significant customers, whether due to a decrease in demand from the end markets the Company serves, the loss or bankruptcy of any significant customer, a decrease in the prices that the Company can realize from sales of its products to its significant customers, or a significant decrease in business from any of the Company's significant customers, could have an adverse effect on the Company's business, results of operations and cash flows. The Company's ten largest customers accounted for approximately 37%, 41%, and 38% of the Company's net sales during 2023, 2022, and 2021, respectively, with its largest customer accounting for approximately 13%, 14% and 13% of the Company's consolidated net sales during each of the years 2023, 2022, and 2021, respectively.
The Company's business is highly competitive and increased competition could reduce the Company's revenue, gross profit, net income, and cash flows.
The principal markets that the Company serves are highly competitive. Competition is based primarily on product functionality, quality, price, raw material and inventory availability, as well as the ability to meet delivery schedules dictated by customers. Additionally, the principal markets the Company participates in are characterized by changing technologies and new products and services, thus the Company also faces competition from the introduction of new products and services or technologies by competitors. The Company competes in its principal markets with companies of various sizes, some of which have greater scale, access to capital and other resources than the Company, as well as may have more established brand names and may be better able to withstand a change in conditions in the principal markets the Company serves. Increased competition could force the Company to lower its prices or to offer additional services or enhanced products at a higher cost to the Company, which could reduce the Company's gross profit, net income, and cash flow, and could cause the Company to lose market share. Further, if the Company does not have sufficient resources to invest or is otherwise unable to correctly identify customer needs and preferences, innovate and drive improvements or efficiencies in existing products, develop new products, technologies or services in the markets the Company participates in, or successfully commercialize its innovation efforts, the Company may lose market share. Even when the Company successfully innovates and develops new and enhanced products and services, the Company often incurs substantial costs in doing so, and the Company's revenue, gross profit, net income and cash flows may be impacted.
If the subcontractors the Company relies upon do not perform their contractual obligations, the Company's business, results of operations and cash flows would be adversely affected.
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
The Company's operations are subject to seasonal fluctuations and the cyclical nature of construction activity that may affect the Company's cash flows.
The Company's net sales are generally lowest in the first quarter primarily as a result of reduced activity in the construction industry due to inclement weather. Therefore, the Company's cash flows from operations may vary from quarter to quarter. Furthermore, construction activity has historically been cyclical and dependent on economic conditions, including interest rates, availability of financing, inflation, employment, spending habits, consumer confidence and other factors outside the Company's control. Residential and commercial construction is also affected by the cost and availability of skilled labor, which could impact both the cost and pace of construction activity, as well as the construction methods used, all of which could adversely affect demand for the Company's products. If the Company's cash flows were significantly reduced due to seasonal fluctuations or reduced construction activity, the Company may not be able to service its indebtedness or maintain covenant compliance.
The Company's ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as the Company anticipates, and the Company may fail to realize the cost savings and increased efficiencies that the Company expects to result from these actions, which could negatively affect the Company's business, results of operations and financial condition.
The Company continually strives to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of its operations, which from time to time includes restructuring and integration activities. The Company has implemented significant restructuring and integration activities across its manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including the Company's inability to effectively eliminate duplicative back-office overhead, overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives the Company is contemplating may require consultation with various employees and consultants which may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.
If the Company is unable to implement its cost savings initiatives as timely and/or effectively as planned, the Company's business may be adversely affected by the negative impact on the Company's ability to continue to meet customer demand, maintain a high level of quality throughout the execution of the plans, and achieve the anticipated financial benefits of such plans. This may result in a material adverse effect on the Company's business, results of operations and financial condition.
Economic, political, and other risks associated with foreign operations could adversely affect the Company's results of operations and cash flows.
Although a significant majority of the Company's business activity takes place in the United States, the Company derives a portion of its revenues and earnings from operations in Canada, and is subject to risks associated with doing business internationally. The Company's sales originating outside the United States represented approximately 3% of the Company's consolidated net sales during the year ended December 31, 2023. The Company believes that its business activities outside of the United States involve a higher degree of risk than the Company's domestic activities, such as the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements and exposes the Company to currency exchange rate fluctuations between the United States Dollar and foreign currencies. In addition, any local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities could adversely affect customer demand, the Company's operations and the Company's ability to source and deliver products and services to the Company's customers.
Climate change and climate change legislation or regulations may adversely affect the Company's business and results of operations.
Legislative and regulatory changes in response to the potential effects of climate change may require additional costs and investment for compliance, including an increase in the Company's capital expenditures to reduce the

Company's greenhouse gas emissions and increased cost of purchased energy for both the Company and its suppliers, which may increase the Company's costs to procure raw materials, components or equipment parts. As climate change continues to increase the severity of weather, physical effects—such as damage to facilities, capital equipment and inventory or disruption in production, product distribution or field operations as a result of heat, drought, wildfires, major storm events and shifts in regional weather patterns and intensities—may also significantly affect the Company's business and financial results. Concerns over global climate change and environmental sustainability over time, including due to expectations of the Company's stockholders, customers and employees, may influence the Company's strategic direction, supply chain, or delivery channels.
Future terror attacks, war, natural disasters or other catastrophic events beyond the Company's control could negatively impact the Company's business, results of operations, and cash flows.
Terror attacks, war, or other civil disturbances, natural or man-made disasters (which may become more frequent due to climate change), other catastrophic events or public health crises could cause catastrophic loss or other material damage to the Company's facilities or lead to economic instability, decreased capacity to produce the Company's products and decreased demand for the Company's products. The Company has experienced operating disruptions related to severe weather across the U.S. From time to time, terrorist attacks worldwide have caused instability in global financial markets. The Company continues to monitor the ongoing conflict between Russia and Ukraine, as well as other conflicts, including between Israel and Hamas and in the Red Sea, for any potential disruptions to the Company's operations. The Company could incur uninsured losses and liabilities arising from such events, and any resulting business interruptions could have an adverse effect on the Company's business, results of operations and cash flows.
Risks Related to Information Technology
The Company's business and financial performance may be adversely affected by cybersecurity attacks, information systems interruptions, equipment failures, and technology integration.
The Company relies on information technology ("IT") systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information, including sensitive data such as confidential business information and personally identifiable data relating to the Company's employees, customers and other business partners, and to manage or support a variety of critical business processes and activities, such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers, and fulfilling contractual obligations. The Company's ability to effectively manage its business depends on the security, reliability, and capacity of these IT systems. These systems, including those the Company acquires through business acquisitions can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other unforeseen events. While, the Company maintains IT measures designed to protect the Company against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, cyber-attacks are increasingly difficult to identify and prevent, and it is possible that potential vulnerabilities could go undetected for an extended period. The Company's systems are not fully redundant and the Company's disaster recovery planning may not be sufficient. Any interruptions to the Company's IT systems could disrupt the Company's operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. Security breaches can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to the Company or to the Company's employees, partners, customers, or suppliers. Furthermore, security breaches could damage customer, business partner and employee relationships and the Company's reputation and result in legal claims and proceedings, liability and penalties under data protection laws and regulations. Some of the Company's IT systems have experienced past security breaches, although they did not have a material adverse effect on the Company's operating results. There can be no assurance that future incidents will not have material adverse effects on the Company's operations or financial results.
In addition, the Company's IT systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards and customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the IT needs associated with the Company's changing products and services. In addition, the Company is subject to data privacy and security laws, regulations, and customer-imposed controls in a number of jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of the Company's business. Compliance with the varying data privacy regulations across the United States and around the world has required and will continue to require significant expenditures. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. There can be no assurance that the Company will be able to successfully maintain, enhance and upgrade the Company's IT systems as necessary to effectively address changing cybersecurity risks and legal requirements, and the Company's efforts to do so may be affect the Company's results of operations.
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
•Difficulties or delays in integrating and assimilating information and systems that may require significant unforeseen upgrades or replacement of the Company's primary IT systems across significant parts of the Company's business and operations, which could lead to interruptions of information flow internally and to the Company's customers and suppliers;
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
Changes in judgments or required estimates and any subsequent adjustments to those judgments or estimates, such as performance incentives, penalties, contract claims and contract modifications, could have a material effect on the Company's sales and profits. Due to the substantial judgments applied and estimations involved with the Company's accounting for customer contracts, the Company's actual results could differ materially or could be settled unfavorably from the Company's estimates. Revenue representing 35%, 40% and 47% of 2023, 2022 and 2021 of the Company's consolidated net sales, respectively, were recognized over time under the cost-to-cost method. Refer to “Critical Accounting Estimates” within Item 7 of this Annual Report on Form 10-K for more detail of how the Company's financial statements can be affected by accounting for revenue from contracts with customers.
Increases in future levels of leverage and size of debt service obligations could adversely affect the Company's ability to raise additional capital to fund the Company's operations, limit the Company's ability to react to changes in the economy or the Company's industries and prevent the Company from meeting the Company's obligations.
As of December 31, 2023, the Company had no outstanding indebtedness, but has $396.1 million available for borrowing under its revolving credit facility. The Company's ability to make scheduled payments on, or refinance, its future debt obligations depend on the Company's financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company's control. The Company may need to incur additional debt in the future to fund strategic acquisitions, investments or for other purposes, which debt could have significant adverse consequences to the Company's business. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect the Company’s ability to raise capital on favorable terms or at all. The

Company’s access to funds under its credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s access to the liquidity needed for its businesses in the longer term. Such disruptions could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs can be arranged. The Company's Credit Agreement entered into on December 8, 2022, contains several financial and other restrictive covenants. A significant decline in the Company's operating income or use of the Company's Credit Agreement (or other additional indebtedness) for acquisitions, operations and capital expenditures could cause the Company to violate these covenants which could result in the Company incurring additional financing fees that would be costly and adversely affect the Company's profitability and cash flows.
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
The expiration, elimination or reduction of solar rebates, credits and incentives may adversely impact the Company's business, results of operations, and cash flows.
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
The timing and progress of many of the Company's renewable energy customers’ projects are impacted by incentives provided by the Federal solar tax credit also known as Investment Tax Credits ("ITC"). The Inflation Reduction Act ("IRA") signed into law on August 16, 2022, among other things, provides for a variety of enhanced ITC and Production Tax Credits for renewable energy systems subject to specific dates and requirements. Demand for the Company's products could be adversely impacted if the Company does not meet the above standards in order to enable its customer to obtain the full enhanced tax credits.
The nature of the Company's business exposes the Company to product liability, product warranty and other claims, and other legal proceedings and could adversely affect the Company's business, financial condition, results of operations, and cash flows.
The Company is a party in product liability, product warranty and other claims relating to the products the Company manufactured and distributed. Although the Company currently maintains what the Company believes to be suitable and adequate insurance in excess of the Company's self-insured amounts for product liability and other claims, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims could be expensive to defend and could divert the attention of the Company's management and other personnel for significant periods of time, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in the Company's products, the Company's brands and the Company. In the ordinary course of business, the Company is also subject to other types of legal and regulatory proceedings. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert the Company's management attention and resources. The Company cannot assure you that any current or future claims will not adversely affect the Company's reputation, financial condition, operating results, and cash flows.
The Company could incur substantial costs in order to comply with, or to address any changes in or violations of, environmental, health, safety and other laws that could adversely affect the Company's business, financial condition, results of operations, and cash flows.
The Company's operations and facilities are subject to a variety of stringent federal, state, local, and foreign laws and regulations, including those relating to the protection of the environment and human health and safety. Compliance with these laws and regulations sometimes involves substantial operating costs and capital expenditures. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for the Company's operations could result in substantial costs and liabilities, such as fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations, including claims arising from the businesses and facilities that the Company has sold. The Company is subject to the risk that the Company, its employees, its affiliated entities, its contractors, its agents or their respective officers, directors, employees and agents may take actions determined to be in violation of any of these laws, for which the Company might be held responsible, particularly as the Company expands its operations geographically through organic growth and acquisitions. The Company cannot provide assurance that the Company's internal controls and compliance systems, including the Company's Code of Ethics and Statement of Policy, will protect the Company from acts committed by the Company's employees, agents or business partners that violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices, workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect the Company's results of operations, financial condition or strategic objectives. For certain businesses the Company has divested, the Company has provided limited indemnifications for environmental contamination to the successor owners. The Company has also acquired and expects to continue to acquire businesses and facilities to add to the Company's operations. While the Company sometimes receives indemnification for pre-existing environmental contamination, the party providing the indemnification may not have sufficient resources to cover the cost of any required measures. Certain facilities of the Company have been in operation for many years and the Company may be liable for remediation of any contamination at the Company's current or former facilities; or at off-site locations where waste has been sent for disposal, regardless of fault or whether the Company, its predecessors or others are responsible for such contamination. The Company has been responsible for remediation of contamination at some of the Company's locations, and while such costs have not been material to date, the cost of remediation of any of these and any newly-discovered contamination cannot be quantified, and the Company cannot assure you that it will not materially affect the Company's profits or cash flows. Changes in laws, regulations or enforcement policies, including without limitation new or additional regulations affecting disposal of hazardous substances and waste, greenhouse gas emissions or use of fossil fuels, could have a material adverse effect on the Company's business, financial condition, or results of operations.
The Company is subject to certain additional regulations as a United States government contractor or subcontractor and the Company's business, results of operations and cash flows could be adversely affected if the Company does not comply with these certain additional regulations.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Securing the Company's IT systems is integral and foundational to its everyday operations. The mission of the Company's cybersecurity team is to focus on defining and deploying its information security strategy, sustaining a robust employee cyber awareness and training program, executing security engineering, providing continuous monitoring of its operations, responding and coordinating the response and investigation of cyber threats, building and testing its disaster recovery plans in support of its businesses’ continuity plan requirements, and developing its cyber and information security policies. The Company employs a dedicated cybersecurity team led by its head of information and cybersecurity who reports directly to the Company's Chief Digital Information Officer. Combined, the Company's cybersecurity team has nearly four decades of security and technology operations expertise along with numerous security certifications.
The Company's cybersecurity strategy is based on recognized best practices, standards, and frameworks for cybersecurity and information technology, including the Center for Information Security ("CIS") Controls and National Institute of Standards and Technology ("NIST"). The strategy focuses on implementing technologies, controls, and processes to constantly monitor, identify, assess, and manage cybersecurity risks. The Company also has a cybersecurity incident response plan that is designed to provide a framework across all functions for a coordinated identification and response to security incidents.
Beyond technologies, processes, and controls, the Company's cybersecurity program also includes exercises designed to sustain a high level of awareness and readiness across its employee base of the risks that threat actors pose to the Company. Whether it is through the Company's monthly company-wide cyber training; its frequent in-house phishing exercises, regular tabletop exercises with the Company's Board of Directors, management, and employees; or its annual cyber business continuity planning sessions, the Company strives to provide education so its employees can be a positive force in the protection of the Company's systems.
The Company engages leading cybersecurity firms to assist with its security engineering and operations; provide independent evaluations of its security posture through regular assessment, penetration testing, or ethical hacking; and to audit and provide advice on how to make its security operations and controls more effective.
Furthermore, the Company utilizes third-party service providers to perform a variety of functions to assist in operating the business. The cybersecurity risks associated with the use of certain providers are covered under a vendor management process. Depending on the nature of the services provided, the sensitivity and/or quantity of information processed, the vendor management process may include reviewing cybersecurity practices of these providers, contractually imposing obligations on the provider, inspecting independently audited reports, and/or conducting its own security assessments of their services.
The Company’s Board of Directors has ultimate oversight of the Company’s cybersecurity risk. Senior leadership, including the Chief Digital Information Officer, updates the Board of Directors on the Company's cybersecurity and information security posture at least quarterly at the Company’s board meetings, or more frequently as determined to be necessary or advisable. These updates include a review of cybersecurity incidents determined to have a moderate to high business impact, even if immaterial to the Company as a whole. The Audit and Risk Committee has responsibility for assisting the Board in the review and oversight of risks affecting the Company, and oversees the enterprise risk management process, which includes, with the assistance of internal audit, assessing the Company’s exposure to cybersecurity risk and the effectiveness of the Company’s processes and controls to address and respond to those risks. Management is responsible for hiring appropriate personnel, integrating cybersecurity considerations into the company’s overall risk management strategy, and for communicating key priorities to employees, as well as for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Notwithstanding the focus and emphasis on cybersecurity, the Company has experienced and will continue to experience cybersecurity incidents. While prior incidents have not had a material effect on the Company's business, there can be no guarantee that the Company will not experience a future incident that does have a material effect on its business. See "Risk Factors - Risks Related to Information Technology - The Company's business and financial performance may be adversely affected by cybersecurity attacks, information systems interruptions, equipment failures, and technology integration" for more information on the Company's cybersecurity risks.

Item 2.	Properties
The Company leases its principal executive office and corporate headquarters in Buffalo, New York. The number, type, location and classification of the properties used by the Company's operations by segment and corporate as of December 31, 2023, were as follows:

	Number and Type of Properties
	Plant	Distribution Center	Office	Total
Renewables	4	1	2	7
Agtech	3	—	1	4
Residential	14	—	1	15
Infrastructure	2	—	—	2
Corporate	—	—	2	2
Total	23	1	6	30

	Location of Properties		Classification of Properties
	Domestic	Foreign	Owned	Leased
Renewables	7	—	—	7
Agtech	2	2	1	3
Residential	15	—	5	10
Infrastructure	2	—	2	—
Corporate	2	—	—	2
Total	28	2	8	22
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
See Note 19 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.”
As of February 20, 2024, there were approximately 29 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of beneficial owners because of the number of shares that are held through banks, brokers, and other financial institutions.
The Company did not declare any cash dividends during the years ended December 31, 2023 and 2022 and does not expect to pay any in the foreseeable future. The Company intends to use cash generated by operations to reinvest in the businesses, fund acquisitions and to repurchase stock. The Company's disclosure in Note 9 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provide additional information regarding restrictions on potential capital distributions.
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
The Company did not purchase shares during the quarter ended December 31, 2023 and the dollar value of shares that may yet be purchased under the program was $88,943,472.
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
The Company operates and reports its results in the following four reporting segments:
•Renewables
•Residential
•Agtech
•Infrastructure
The Company serves customers primarily in North America including renewable energy (solar) developers, institutional and commercial growers of fruits, vegetables, flowers and other plants, home improvement retailers, wholesalers, distributors, and contractors. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of its markets.
Demand for products and services in the segments and end markets the Company's businesses serve are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, federal subsidies for renewable energy projects, supply limitations that impact the availability of solar modules and therefore solar racking installations, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, tariffs, trade policies, weather patterns, the level of non-residential construction and infrastructure projects, demand for renewable energy sources, and climate change. The Company believes the key elements of its strategy outlined in Item 1. Business of this Annual Report on Form 10-K will allow the Company to respond timely to these factors.
Recent Trends
The uncertainty of the current macro-economic environment, including shifting inflation and higher interest rates, along with trade related disruptions that continue to impact the supply of solar modules used by the Company’s customers, along with permitting delays that affected project timing, have impacted and may continue to adversely impact our performance and financial results. Although the disruption in the supply of solar modules is improving, our customers continue to be challenged to obtain permits from relevant government entities to build new solar fields and the Company does expect that these aforementioned dynamics will continue through 2024.
While the Company does not sell or import solar modules, the goods and services the Company provides for its customers depend upon the supply of solar modules. Shortages of solar modules have resulted in project delays over the past two years. The supply has been primarily impacted by two regulatory items: the UFLPA which was enacted in June 2022, and the circumvention of AD/CVD investigation launched by the USDOC in March 2022, against eight solar module manufacturers producing in four countries in Southeast Asia.
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
As a result of the USDOC’s AD/CVD investigation, and until the final ruling from the USDOC was announced in August 2023, projects were delayed due to the risk of retroactive tariffs being imposed on the import of solar modules produced in four countries in Southeast Asia, where Chinese manufacturers have operations. In addition, of the eight major manufacturers under investigation, five were found to have been circumventing the AD/CVD orders. In parallel to the USDOC investigation, on June 6, 2022, an emergency Presidential Proclamation was issued delaying the imposition of duties on imports from the impacted countries until June 6, 2024. This proclamation provides non-U.S. based module manufacturers time to modify and secure supply chains to ensure compliance with U.S. law. In January 2024, a motion was filed requesting that the delay in the imposition of duties per the Presidential Proclamation be removed retroactively.
On August 16, 2022, the IRA was signed into law. Among other things, the IRA provides for a variety of enhanced ITC and Production Tax Credits for renewable energy subject to specific dates and requirements. Although the Company believes the IRA should assist in driving growth in the renewable energy industry, it is important that the Department of Treasury finalize rules governing the execution of additional investment tax incentives so industry and the Company's customers can move forward with projects currently on hold. Overall, the Company believes the enhanced tax credits under the IRA will provide long-term certainty for the industry and support consistent and accelerating demand for our products. The Company will work with its customers to optimize the various ITC as the final rules are defined and implemented.

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
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For a discussion of the Company's results of operations for the year ended December 31, 2022 and for a comparison of such results of operations for the year ended December 31, 2021 results please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on February 22, 2023.
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2023		2022
Net sales	$1,377,736	100.0%	$1,389,966	100.0%
Cost of sales	1,015,770	73.7%	1,071,272	77.1%
Gross profit	361,966	26.3%	318,694	22.9%
Selling, general, and administrative expense	207,440	15.1%	188,592	13.5%
Intangible asset impairment	3,797	0.3%	—	—%
Income from operations	150,729	10.9%	130,102	9.4%
Interest expense	3,002	0.2%	4,047	0.3%
Other (income) expense	(1,265)	(0.1)%	14,565	1.1%
Income before taxes	148,992	10.8%	111,490	8.0%
Provision for income taxes	38,459	2.8%	29,084	2.1%
Net income	$110,533	8.0%	$82,406	5.9%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Impact of
	2023	2022	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$330,738	$377,567	$(46,829)	$—	$—	$(46,829)
Residential	814,803	767,248	47,555	60,807	—	(13,252)
Agtech	144,967	168,868	(23,901)	—	(3,781)	(20,120)
Infrastructure	87,228	76,283	10,945	—	—	10,945
Consolidated	$1,377,736	$1,389,966	$(12,230)	$60,807	$(3,781)	$(69,256)
Consolidated net sales decreased from 2022 by $12.2 million, or 0.9%, to $1.4 billion for 2023 compared to 2022. The decrease in revenue was driven by lower organic revenue of 5.0% or $69.3 million, the result of a 6% volume decline. Largely offsetting the year over year decrease were $60.8 million of revenues generated from recent acquisitions, which are reported as part of the Company's Residential segment, along with participation gains. Consolidated backlog increased 10% to $330 million up from $299 million at the end of the prior year.
Net sales in the Renewables segment decreased by 12.4%, or $46.8 million, to $330.7 million in 2023 compared to $377.6 million in 2022. Revenue decreased by 12.4% from the prior year as the market demand for solar racking installation continues to be impacted by timing delays due to lengthier permitting processes and pending guidance on final IRA tax credit guidelines, along with the lingering impact of importation challenges resulting from the UFLPA that lessened throughout the year. New order bookings continued to be robust as backlog increased 21% from the prior year.
Net sales in the Residential segment increased 6.2%, or $47.6 million, to $814.8 million in 2023 compared to $767.2 million in 2022. The increase from the prior year was the result of sales generated by recent acquisitions of $60.8 million along with additional participation gains and expanded market presence, which more than offset channel inventory corrections and price declines related to commodity cost reductions and 80/20 initiatives targeting less attractive product lines.
Net sales in the Agtech segment decreased 14.2%, or $23.9 million, to $145.0 million in 2023 compared to $168.9 million in 2022. Revenue declined as both the segment's commercial business and produce projects experienced delayed new project starts throughout most of the year, which began to convert to active projects in the fourth quarter of the year. While backlog decreased 6% year over year, the pipeline of projects is strong.
Net sales in the Infrastructure segment increased 14.3%, or $10.9 million, to $87.2 million in 2023 compared to $76.3 million in 2022. The increase in revenue was driven by continued solid end market demand and ongoing efforts to increase market participation. Backlog increased 3% year over year, benefiting from these efforts.
The Company's consolidated gross margin increased to 26.3% for 2023 compared to 22.9% for 2022. This increase was the result of improved price to material cost alignment, solid execution in field operations, improvement in supply chain management and continued operational efficiencies, along with 80/20 initiatives and favorable business and product mix.
Selling, general, and administrative ("SG&A") expenses increased by $18.8 million, or 10.0%, to $207.4 million for 2023 from $188.6 million for 2022. The $18.8 million increase was primarily due to higher performance-based compensation expense, as compared to the prior year. Incremental SG&A expenses incurred by recent acquisitions also contributed to the increase. SG&A expenses as a percentage of net sales increased to 15.1% for 2023 compared to 13.5% for 2022.
During 2023, the Company recognized intangible asset impairment charges of $3.8 million. The impairment was largely the result of a rebranding initiative that resulted in the discontinuation of an indefinite-lived trademark of $3.2 million in the Agtech segment, and to a lesser extent, the write-off of amortizing intangibles for $0.6 million related to a discontinued product line in the Renewables segment.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

	2023		2022		Total Change
Income from operations:
Renewables	$30,160	9.1%	$25,243	6.7%	$4,917
Residential	143,068	17.6%	126,458	16.5%	16,610
Agtech	(928)	(0.6)%	2,914	1.7%	(3,842)
Infrastructure	18,529	21.2%	9,003	11.8%	9,526
Unallocated Corporate Expenses	(40,100)	(2.9)%	(33,516)	(2.4)%	(6,584)
Consolidated income from operations	$150,729	10.9%	$130,102	9.4%	$20,627
The Renewables segment generated an operating margin of 9.1% in 2023 compared to 6.7% in 2022. The increase in operating margin was driven by field operations productivity, favorable price to cost alignment and improved supply chain management that offset lower volumes and higher restructuring charges incurred in the current year related to addressing customer issues arising from the discontinued legacy solar tracker solution.

The Residential segment operating margin increased to 17.6% in 2023 from 16.5% in 2022. The increase in operating margin was the result of the benefit of improved alignment of price actions and input costs, along with 80/20 productivity initiatives and mix.
The Agtech segment generated an operating margin of (0.6)% in 2023 compared to 1.7% in 2022. The year over year decline in operating margin was the combined impact of a $3.5 million charge to write down a receivable associated with a distressed cannabis customer and the aforementioned $3.2 million indefinite-lived trademark impairment charge, the result of a rebranding initiative. The impact of these charges were partially offset by 80/20 initiatives and improvement in project management systems.
The Infrastructure segment operating margin increased to 21.2% in 2023 compared to 11.8% in 2022. The margin improvement was due to strong operating execution, 80/20 productivity initiatives, supply chain efficiency, and product line mix.
Unallocated corporate expenses increased $6.6 million, or 19.6%, to $40.1 million in 2023 from $33.5 million for 2022. The increase in expense was largely the result of higher performance-based compensation expense, as compared to the prior year.
Interest expense decreased $1.0 million to $3.0 million for 2023 from $4.0 million for 2022. The decrease in expense was primarily due to lower average outstanding balances in the current year, $37 million compared to $85 million, for 2023 and 2022, respectively, partially offset by higher interest rates compared to the prior year.
The Company recorded other income of $1.3 million in 2023, compared to other expense of $14.6 million in 2022. The current year income is the combined result of foreign currency translation fluctuations and changes in the fair market valuation allowance related to the liquidation of the processing business, offset by a $0.6 million pre-tax net loss relating to the sale of the Company's Japan-based solar racking business within its Renewables segment. In 2022, the Company recorded a $14.0 million valuation allowance related to the write-down of the processing business to estimated fair market value.
The Company recognized a provision for income taxes of $38.5 million, an effective tax rate of 25.8%, for 2023 compared with a provision for income taxes of $29.1 million, an effective tax rate of 26.1%, for 2022. The effective tax rates for 2023 and 2022 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$99,426	$17,608
Availability on revolving credit facility	396,056	304,505
	$495,482	$322,113
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
The Company has been able to weather the economic impacts of the broader market dynamics, including the inflationary cost environment, while continuing to make investments that support the Company's strategy. The Company continues to remain focused on managing its working capital, closely monitoring customer credit and collection activities, working with suppliers and challenging business process to optimize investment, and working to extend payment terms with its vendors. The Company believes its liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and growth initiatives for the foreseeable future.
The Company can and does use its revolving credit facility to provide liquidity and capital resources primarily for the Company's U.S. operations when necessary. Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2023 and 2022, the Company's foreign subsidiaries held $6.9 million and $15.2 million of cash, respectively.
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
Uses of Cash / Cash Requirements
The Company's material short-term cash requirements primarily include accounts payable, certain employee and retiree benefit-related obligations, operating lease obligations, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. The Company's principal capital requirements are to fund its operations' working capital and capital improvements, as well as provide capital for acquisitions and to strategically allocate capital through repurchases of Company stock. The Company will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate its business. The Company intends to fund its cash requirements through cash generated from operations and, as necessary, from the availability on its revolving credit facility. See Notes 8, 10, 12, 18 and 20 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K for further detail on the Company's accrued expenses, employee and retiree benefit-related obligations, operating lease obligations and historical capital expenditures.
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of December 31, 2023, the Company has repurchased 2,518,941 shares for an aggregate price of $111.0 million under this repurchase program, including 521,575 shares repurchased for an aggregate price of $25.2 million during the year ended December 31, 2023.
Over the long-term, the Company expects that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under the Credit Agreement, new debt financing, the issuance of equity securities, or any combination of the aforementioned. The $10.4 million preliminary purchase price for the acquisition of a privately held Utah-based company was financed primarily through borrowing on the Company's revolving credit facility. All potential acquisitions are evaluated based on the Company's acquisition strategy, which includes the enhancement of the Company's existing products, operations, and/or capabilities, as well as expanding the Company's access to new products, markets, and customers, with the goal of creating compounding and sustainable stockholder value.
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, the Company's future liquidity may be adversely affected. See Item 1A. "Risk Factors - Risks Related to Financing and Accounting Matters - Increases in future levels of leverage and size of debt service obligations could adversely affect the Company's ability to raise additional capital to fund the Company's operations, limit the Company's ability to react to changes in the economy or the Company's industries and prevent the Company from meeting the Company's obligations."

Cash Flows
The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2023	2022
Cash provided by (used in):
Operating activities	$218,476	$102,691
Investing activities	(15,722)	(71,683)
Financing activities	(120,329)	(25,007)
Effect of exchange rate changes	(607)	(1,242)
Net increase in cash and cash equivalents	$81,818	$4,759
Operating Activities
Net cash provided by operating activities for 2023 of $218.5 million consisted of income from continuing operations of $110.5 million, non-cash net charges totaling $67.0 million, which include depreciation, amortization, intangible asset impairment, stock compensation, exit activity costs, provision for deferred income taxes and other non-cash charges, and $41.0 million of cash generated from working capital and other net operating assets largely due to the Company's focus on reducing its investment in inventory to better align with lower sales volumes while still meeting customer demand.
Net cash provided by operating activities for 2022 of $102.7 million consisted of income from continuing operations of $82.4 million, non-cash net charges totaling $58.6 million, which include depreciation, amortization, stock compensation, exit activity costs, provision for deferred income taxes and other non-cash charges, offset by a net investment in working capital and other net assets of $38.3 million. The net investment in working capital was largely the result of the timing and the settlement of payables in 2022 related to inventory received in 2021. Further, offsetting the impact of the decline in payables, the Company also reduced its investment in inventory as supply chain challenges subsided in 2022 and the Company was able to better align inventory levels with lower sales volumes. The decrease in accounts receivable as a result of lower sales volume in the fourth quarter of 2022 compared to the fourth quarter of 2021 also partially offset the investment in working capital.
Investing Activities
Net cash used in investing activities for 2023 of $15.7 million consisted of net cash paid of $10.4 million for the acquisition of a privately held Utah-based company in the third quarter of 2023 and net capital expenditures of $13.9 million offset by net proceeds of $8.0 million from the sale of the Company's Japan-based solar racking business in the Company's Renewables segment in the fourth quarter of 2023 and receipt of the $0.6 million final working capital settlement related to the 2022 acquisition of QAP.
Net cash used in investing activities for 2022 of $71.7 million consisted of net cash paid of $51.6 million for the acquisition of QAP in the third quarter of 2022 and capital expenditures of $20.1 million.
Financing Activities
Net cash used in financing activities for 2023 of $120.3 million consisted of net long-term debt payments of $91.0 million and $29.3 million of common stock repurchases. Net long-term debt payments consisted of $141.0 million in long-term debt payments, offset by $50.0 million in proceeds from borrowing on the Company's long-term debt credit facility. The Company paid $26.0 million in the current year to repurchase of 538,575 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $3.3 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Net cash used in financing activities for 2022 of $25.0 million consisted of $89.5 million of common stock repurchases, $2.0 million payment of debt issuance costs, offset by net proceeds from borrowings of $66.5 million. Repurchases of 1,997,366 shares under the Company's authorized share repurchase program totaled $85.1 million with the balance of $4.4 million of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans. Net proceeds from borrowings consisted of $204.5 million in proceeds from borrowing on the Company's long-term credit facility, offset by $138.0 million in payments on long-term debt.

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
•the determination of fair value of assets acquired in significant business combination transactions; and
•the assessment of recoverability of goodwill and other indefinite-lived intangible assets.
Management reviews these estimates on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.
Revenue Recognition on Contracts with Customers
The vast majority of the Company's sales contracts are for standard products with revenue recognized at the point in time the Company transfers control to the customer. The point in time the Company transfers control is based on when the Company determines the customer has legal title, significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. However, revenue representing approximately 35%, 40% and 47% of the Company's 2023, 2022 and 2021 consolidated net sales, respectively, was recognized over time under the cost-to-cost method as the Company satisfied its performance obligations. This method of revenue recognition pertains to activities within the Renewables, Agtech, and Infrastructure segments.
Revenue recognized on contracts over time using the cost-to-cost method for measuring progress is recognized as work progresses toward completion based on the ratio of cumulative costs incurred to date to estimated total contract costs at completion. Revenues are recognized proportionally as costs are incurred under this method. Estimates of the total costs at completion for the performance obligations involve subjective judgment and estimation to determine total costs expected to be incurred by the time the performance obligation has been completed and accepted by the customer. The estimates of total costs to be incurred at completion of each contract are sensitive to significant judgments and assumptions, such as the expected costs to complete installation, which are affected by customer site-specific conditions as well as availability and cost of third-party contractors to complete the installation process. These estimates, judgments and assumptions impact the timing and amount of net sales and cost of sales recognized on in-progress performance obligations with customers. The Company continuously reviews its estimates and the progress and performance of the performance obligation for substantially all contracts that the Company recognizes revenue over time under the cost-to-cost method. Any adjustments or changes in these estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. A significant change in an estimate on one or more contracts could have a material effect on the Company's results of operations.
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
Accounting for Fair Value of Assets Acquired in a Significant Business Combination
When the Company acquires a business, the Company allocates the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. The Company records any premium over the fair value of net assets acquired as goodwill. Significant judgment is necessary to determine the fair value of the purchase price. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way the Company characterizes the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained above.
With respect to determining the fair value of assets acquired in a significant business combination, the most subjective estimates involve valuations of long-lived assets, such as identified intangible assets and property, plant, and equipment. The Company uses all available information to make these fair value determinations and engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of long-lived assets are determined using valuation techniques that use discounted cash flow methods, independent market appraisals, and other acceptable valuation techniques. The significant assumptions used to estimate the value of the intangible assets included discount rates, customer attrition, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and operating profit margin). The significant assumptions related to estimating the fair value of the intangible assets above are forward looking and could be affected by future economic market conditions.
Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
The Company's goodwill and indefinite-lived intangible asset balances of $513.4 million and $52.3 million, respectively, which in aggregate represent approximately 45% of total assets as of December 31, 2023, are subject to impairment testing. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.
The Company tests goodwill for impairment at the reporting unit level. The Company identifies the Company's reporting units by assessing whether the components of the Company constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company has seven reporting units, all of which have goodwill. The Company tests its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount.
During interim periods, the Company evaluates the potential for goodwill and indefinite-lived intangible asset impairment using a qualitative assessment by considering factors such as, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy, changes in key personnel, and overall financial performance. Upon completing this assessment, if it is determined that it is more likely than not that the fair value is less than its carrying value, the Company proceeds to a quantitative impairment test. During the interim periods of 2023, the Company concluded that no indicators of impairment existed at interim dates and did not perform any quantitative interim impairment tests related to goodwill and indefinite-lived intangible assets.
The Company conducts its annual impairment test as of October 31, during which the Company tests goodwill and other indefinite-lived intangible assets for impairment. On an annual basis, the quantitative goodwill impairment test consists of comparing the fair value of a reporting unit with the carrying amount of the reporting unit including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit. The assumptions used to determine the fair value of the Company's indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of the Company's reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method.
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
There were no impairment charges against goodwill recorded during the years ended December 31, 2023, 2022, and 2021.
The Company recognized intangible asset impairment charges of $3.8 million during the year ended December 31, 2023 related to indefinite-lived trademark intangible assets due to a rebranding initiative that resulted in the discontinuation of certain indefinite-lived trademarks in the Agtech segment, along with the write-off of amortizing intangibles related to a discontinued product line in the Renewables segment. The Company recognized no impairment charges related to intangible assets during the year ended December 31, 2022. The Company recognized $8.3 million of impairment charges on its indefinite-lived intangible assets during the year ended December 31, 2021 due to a rebranding initiative resulting in the discontinuation of two indefinite-lived trademarks in the Agtech segment.
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
Raw Material Pricing Risk
The Company is subject to market risk exposure related to volatility in the price of the Company's principal raw materials of steel, aluminum and resins, which are cyclical in nature and have been historically volatile. Exposure to commodity price fluctuations are generally managed through alignment of the Company's materials costs with pricing to customers by passing increases in raw material costs through to customers and maintaining inventory levels not in excess of the Company's production requirements. The Company may experience unfavorable cost-price alignment if increases in these raw material costs cannot be partially or fully passed on to customers, or if the timing of price increases lags behind the raw material cost increases. The Company cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on the Company's 2023 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices the Company offers to customers. The impact to the Company's operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact the Company's ability to pass commodity costs to customers.
Interest Rate Risk
The Company currently utilizes variable interest rate debt to manage interest rate risk, and would consider utilizing fixed rate debt if borrowings were expected to be outstanding for an extended period of time. In order to manage interest rate risk, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed. At December 31, 2023, the Company's available variable rate debt consisted of borrowings under the Company's Credit Agreement, of which there was no outstanding indebtedness on the revolving credit facility as of December 31, 2023 and there was no other debt outstanding at year end. Borrowings under the revolving credit facility during the year ended December 31, 2023 bore interest at a variable interest rate based upon, at the Company's option, at a rate equal to an additional margin plus (a) a base rate, (b) a daily simple SOFR rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign current rate. A hypothetical 1% increase or decrease in interest rates would have changed the Company's 2023 interest expense by $0.4 million.
Foreign Exchange Risk
The Company has foreign exchange risk due to the Company's international operations, primarily in Canada, and through sales to and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect the Company's financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. The Company cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on the Company's 2023 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to overseas customers.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gibraltar Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Revenue Recognition on Contracts
Description of the Matter
During the year ended December 31, 2023, the amount of revenue recognized over time was $484 million. As discussed in Note 1 to the consolidated financial statements, for contracts with customers with respect to which the Company satisfies a performance obligation over time, the Company recognizes revenue based on the extent of progress towards completion of the performance obligation using the cost-to-cost measure of progress. Auditing management’s estimates to complete for certain components is especially subjective due to significant judgment required in estimating the remaining costs to complete. Factors inherent in the estimation process include direct labor hours, direct material costs, and other direct costs. Due to uncertainties attributed to such factors, a significant change in an estimate on one or more contracts could have a material effect on the Company’s results of operations.

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

Boston, Massachusetts

February 21, 2024

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales	$1,377,736	$1,389,966	$1,339,783
Cost of sales	1,015,770	1,071,272	1,049,772
Gross profit	361,966	318,694	290,011
Selling, general, and administrative expense	207,440	188,592	184,723
Intangible asset impairment	3,797	—	8,300
Income from operations	150,729	130,102	96,988
Interest expense, net	3,002	4,047	1,639
Other (income) expense	(1,265)	14,565	(4,213)
Income before taxes	148,992	111,490	99,562
Provision for income taxes	38,459	29,084	25,046
Income from continuing operations	110,533	82,406	74,516
Discontinued operations:
Income before taxes	—	—	1,479
Provision for income taxes	—	—	366
Income from discontinued operations	—	—	1,113
Net income	$110,533	$82,406	$75,629
Net earnings per share – Basic:
Income from continuing operations	$3.61	$2.57	$2.27
Income from discontinued operations	—	—	0.03
Net income	$3.61	$2.57	$2.30
Weighted average shares outstanding – Basic	30,626	32,096	32,873
Net earnings per share – Diluted:
Income from continuing operations	$3.59	$2.56	$2.25
Income from discontinued operations	—	—	0.04
Net income	$3.59	$2.56	$2.29
Weighted average shares outstanding – Diluted	30,785	32,192	33,054

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$110,533	$82,406	$75,629
Other comprehensive income (loss):
Foreign currency translation adjustment	1,204	(5,022)	2,512
Adjustment to postretirement benefit liability, net of tax	114	1,403	136
Other comprehensive income (loss)	1,318	(3,619)	2,648
Total comprehensive income	$111,851	$78,787	$78,277

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$99,426	$17,608
Accounts receivable, net of allowance of $5,572 and $3,746, respectively	224,550	217,156
Inventories, net	120,503	170,360
Prepaid expenses and other current assets	17,772	18,813
Total current assets	462,251	423,937
Property, plant, and equipment, net	107,603	109,584
Operating lease assets	44,918	26,502
Goodwill	513,383	512,363
Acquired intangibles	125,980	137,526
Other assets	2,316	701
	$1,256,451	$1,210,613
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,124	$106,582
Accrued expenses	88,719	73,721
Billings in excess of costs	44,735	35,017
Total current liabilities	225,578	215,320
Long-term debt	—	88,762
Deferred income taxes	57,103	47,088
Non-current operating lease liabilities	35,989	19,041
Other non-current liabilities	22,783	18,303
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,219 and 34,060 shares issued and outstanding in 2023 and 2022	342	340
Additional paid-in capital	332,621	322,873
Retained earnings	738,511	627,978
Accumulated other comprehensive loss	(2,114)	(3,432)
Cost of 3,778 and 3,199 common shares held in treasury in 2023 and 2022	(154,362)	(125,660)
Total stockholders’ equity	914,998	822,099
	$1,256,451	$1,210,613

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$110,533	$82,406	$75,629
Income from discontinued operations	—	—	1,113
Income from continuing operations	110,533	82,406	74,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,378	26,167	31,966
Intangible asset impairment	3,797	—	8,300
Stock compensation expense	9,750	8,334	8,652
Exit activity costs, non-cash	2,771	16,266	1,193
Provision for deferred income taxes	10,800	6,337	2,968
Other, net	12,492	1,506	1,570
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(15,375)	32,754	(41,887)
Inventories	45,908	14,377	(85,763)
Other current assets and other assets	514	2,062	(426)
Accounts payable	(14,387)	(76,260)	38,367
Accrued expenses and other non-current liabilities	24,295	(11,258)	(14,384)
Net cash provided by operating activities of continuing operations	218,476	102,691	25,072
Net cash used in operating activities of discontinued operations	—	—	(2,002)
Net cash provided by operating activities	218,476	102,691	23,070
Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(13,906)	(20,062)	(17,491)
Acquisitions, net of cash acquired	(9,863)	(51,621)	4,143
Net proceeds from sale of business	8,047	—	38,062
Net cash (used in) provided by investing activities of continuing operations	(15,722)	(71,683)	24,714
Net cash used in investing activities of discontinued operations	—	—	(176)
Net cash (used in) provided by investing activities	(15,722)	(71,683)	24,538
Cash Flows from Financing Activities
Long-term debt payments	(141,000)	(138,000)	(120,636)
Proceeds from long-term debt	50,000	204,500	59,500
Payment of debt issuance costs	—	(2,013)	—
Purchase of common stock at market prices	(29,329)	(89,494)	(6,497)
Net proceeds from issuance of common stock	—	—	1,021
Net cash used in financing activities	(120,329)	(25,007)	(66,612)
Effect of exchange rate changes on cash	(607)	(1,242)	(201)
Net increase (decrease) in cash and cash equivalents	81,818	4,759	(19,205)
Cash and cash equivalents at beginning of year	17,608	12,849	32,054
Cash and cash equivalents at end of year	$99,426	$17,608	$12,849
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	33,568	$336	$304,870	$469,943	$(2,461)	1,028	$(28,883)	$743,805
Net income	—	—	—	75,629	—	—	—	75,629
Foreign currency translation adjustment	—	—	—	—	2,512	—	—	2,512
Postretirement benefit plan adjustments, net of taxes of $43	—	—	—	—	136	—	—	136
Stock compensation expense	—	—	8,652	—	—	—	—	8,652
Net settlement of restricted stock units	192	2	(2)	—	—	79	(6,497)	(6,497)
Awards of common stock	3	—	—	—	—	—	—	—
Stock options exercised	36	—	1,021	—	—	—	—	1,021
Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	82,406	—	—	—	82,406
Foreign currency translation adjustment	—	—	—	—	(5,022)	—	—	(5,022)
Postretirement benefit plan adjustments, net of taxes of $449	—	—	—	—	1,403	—	—	1,403
Stock compensation expense	—	—	8,334	—	—	—	—	8,334
Net settlement of restricted stock units	245	2	(2)	—	—	95	(4,404)	(4,404)
Awards of common stock	16	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	1,997	(85,876)	(85,876)
Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	110,533	—	—	—	110,533
Foreign currency translation adjustment	—	—	—	—	1,204	—	—	1,204
Postretirement benefit plan adjustments, net of taxes of $36	—	—	—	—	114	—	—	114
Stock compensation expense	—	—	9,750	—	—	—	—	9,750
Net settlement of restricted stock units	151	2	(2)	—	—	58	(3,362)	(3,362)
Awards of common stock	8	—	—	—	—	—	—	—
Excise tax on repurchase of common shares	—	—	—	—	—	—	(159)	(159)
Common stock repurchased under stock repurchase program	—	—	—	—	—	521	(25,181)	(25,181)
Balance at December 31, 2023	34,219	$342	$332,621	$738,511	$(2,114)	3,778	$(154,362)	$914,998

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
The following table summarizes activity recorded within the allowance for doubtful accounts and contract assets balances for the years ended December 31 (in thousands):

	2023	2022	2021
Beginning balance	$3,746	$3,738	$3,529
Bad debt expense, net of recoveries	3,148	1,221	898
Accounts written off against allowance and other adjustments	(1,322)	(1,213)	(689)
Ending balance	$5,572	$3,746	$3,738

Concentrations of credit risk in accounts receivable are limited to those from significant customers that are believed to be financially sound. As of December 31, 2023 and 2022, the Company's most significant customer is a home improvement retailer. The home improvement retailer purchases from the Residential segment. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer was 13% and 14% as of December 31, 2023 and 2022, respectively. Net sales to the home improvement retailer as a percentage of consolidated net sales were 13%, 14%, and 13% during the years ended December 31, 2023, 2022 and 2021, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out method or the average costing method. Shipping and handling costs are recognized as a component of cost of sales.
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
The table below sets forth the depreciation expense recognized during the years ended December 31 (in thousands):

	2023	2022	2021
Depreciation expense	$16,139	$14,583	$13,110
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
Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. For additional disclosure on impairment of the Company's long-lived assets refer to Note 7 "Goodwill and Related Intangible Assets," Note 14 "Discontinued Operations" and Note 15 "Exit Activity Costs and Asset Impairments."
Leases
The Company determines if an agreement is, or contains, a lease at the inception of the agreement. At lease commencement, the Company recognizes a right-of-use asset and a lease liability for leases with terms greater than twelve months. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's consolidated balance sheets. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company combines lease and non-lease components, such as common area maintenance costs, in calculating the related asset and lease liabilities for all underlying asset groups. Operating lease cost is included in income from operations and includes short-term leases and variable lease costs which are immaterial. Current operating lease liabilities are represented within accrued expenses on the Company's consolidated balance sheets.
Deferred charges
Deferred charges associated with initial costs incurred to enter into new debt arrangements are included as a component of long-term debt and are amortized as a part of interest expense over the terms of the associated debt agreements.
Advertising
The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2023, 2022 and 2021, advertising and marketing costs were $10.0 million, $10.9 million, and $8.0 million, respectively.
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
Earnings per share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding, as well as dilutive common shares which include shares issuable pursuant to equity based incentive compensation awards under the equity compensation plans described in Note 12 "Equity-Based Compensation."

Recent accounting pronouncements
Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments.

The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows and financial condition. The Company's planned date of adoption is January 1, 2024.

ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU No. 2023-09, which focuses on the rate reconciliation and income taxes paid. This ASU requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received.

For PBEs, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact the Company's disclosures with no impacts to the Company's results of operations, cash flows, and financial condition. The Company's planned date of adoption is January 1, 2025.

The Company determined that all other ASUs effective in or after 2023 that are not listed above are either not applicable or will not have a material impact on the Company's consolidated financial statements and related disclosures.

(2) ACCOUNTS RECEIVABLE, NET
Accounts receivable at December 31 consisted of the following (in thousands):

	2023	2022
Trade accounts receivable	$178,087	$179,170
Costs in excess of billings	52,035	41,732
Total accounts receivables	230,122	220,902
Less allowance for doubtful accounts	(5,572)	(3,746)
Accounts receivable, net	$224,550	$217,156
Refer to Note 3 "Revenue" concerning the Company's costs in excess of billings.

(3)    REVENUE
Sales includes revenue from contracts with customers for designing, engineering, manufacturing and installation of solar racking systems; electrical balance of systems; roof and foundation ventilation products; centralized mail systems and electronic package solutions; rain dispersion products; trims and flashings and other accessories; retractable awnings; gutter guards; designing, engineering, manufacturing and installation of greenhouses; structural bearings; expansion joints; pavement sealant; elastomeric concrete; and bridge cable protection systems.
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
As of December 31, 2023, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Additionally, as of December 31, 2023 and 2022, there were no assets recognized related to incremental costs of obtaining a contract with a customer as the benefits of these costs are not expected to exceed one year.
Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets.
The following table presents the ending and beginning balances of costs in excess of billings, billings in excess of cost and unearned revenue, respectively, as of December 31 (in thousands):

	2023	2022	2021
Costs in excess of billings	$52,035	$41,732	$54,437
Billings in excess of costs	(44,735)	(35,017)	(46,711)
Unearned revenue	(3,941)	(4,572)	(3,681)
Revenue recognized during the years ended December 31, 2023, 2022, and 2021 that was in contract liabilities at the beginning of the respective periods was $35.5 million, $44.4 million, and $53.0 million, respectively.
The increase in costs in excess of billings as of December 31, 2023 compared to December 31, 2022 was primarily due to the timing of the Company’s right to invoice customers for performance satisfied near the end of 2023. The increase in billings in excess of costs as of December 31, 2023 compared to December 31, 2022 was primarily due to timing and an increase in number of contracts under which the Company has billed customers in advance of the satisfaction of performance obligations in the Renewables segment near the end of 2023. The decreases in costs in excess of billings and billings in excess of costs as of December 31, 2022 compared to December 31, 2021, respectively, were primarily due to decline in volume in the Renewables and Agtech segments in 2022 compared to 2021.

(4) INVENTORIES, NET
Inventories at December 31 consisted of the following (in thousands):

	2023	2022
Raw material	$77,489	$111,187
Work-in-process	9,508	17,944
Finished goods	42,942	47,523
Gross inventory	129,939	176,654
Less reserves	(9,436)	(6,294)
Total inventories	$120,503	$170,360
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
The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2023	2022	2021
Beginning balance	$6,179	$4,400	$4,161
Excess, obsolete and slow moving inventory expense	4,243	1,582	215
Scrapped inventory and other adjustments	(1,044)	197	24
Ending balance	$9,378	$6,179	$4,400

(5) PROPERTY, PLANT, AND EQUIPMENT, NET
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2023	2022
Land and land improvements	$4,544	$4,704
Building and improvements	43,732	43,416
Machinery and equipment	231,275	223,843
Construction in progress	17,391	13,065
Property, plant, and equipment, gross	296,942	285,028
Less: accumulated depreciation	(189,339)	(175,444)
Property, plant, and equipment, net	$107,603	$109,584

(6) ACQUISITIONS
2023 Acquisition
On July 5, 2023, the Company acquired the assets of a privately held Utah-based company that manufactures and distributes roof flashing and accessory products, and sells direct to roofing wholesalers. The results of this acquisition have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The preliminary purchase consideration for this acquisition was $10.4 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the asset purchase agreement.

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
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Working capital	$827
Property, plant, and equipment	195
Acquired intangible assets	5,200
Other assets	134
Other liabilities	(72)
Goodwill	4,133
Fair value of purchase consideration	$10,417
The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$300	2 years
Customer relationships	4,900	12 years
Total	$5,200
2022 Acquisition
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
The Company recognized costs as a component of cost of sales related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions. The Company also incurred certain acquisition-related costs comprised of legal and consulting fees. These costs were recognized as a component of selling, general, and administrative expenses in the consolidated statements of income.
The acquisition-related costs consisted of the following for the years ended December 31 (in thousands):

	2023	2022	2021
Cost of sales	$12	$1,427	$—
Selling, general and administrative costs	253	545	949
Total acquisition related costs	$265	$1,972	$949

(7) GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2021	$188,680	$205,452	$85,132	$31,678	$510,942
Acquired goodwill	—	3,604	—	—	3,604
Adjustment to prior year acquisition	904	—	—	—	904
Foreign currency translation	(1,554)	—	(1,533)	—	(3,087)
Balance at December 31, 2022	188,030	209,056	83,599	31,678	512,363
Acquired goodwill	—	4,133	—	—	4,133
Adjustment to prior year acquisition	—	387	—	—	387
Foreign currency translation	(1,132)	—	300	—	(832)
Sale of business	(2,668)	—	—	—	(2,668)
Balance at December 31, 2023	$184,230	$213,576	$83,899	$31,678	$513,383
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of December 31, 2023 and 2022, respectively. No goodwill impairment charges were recognized by the Company during 2023 or 2022.
Annual and Interim Impairment Testing
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. In 2023, 2022 and 2021, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.
During the October 31, 2023 impairment test, the Company conducted a quantitative analysis for all seven of the Company’s reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit with its carrying value including goodwill. The fair value of each reporting unit evaluated under the quantitative test was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital ("WACC") based upon the capital structure of market participants in the Company’s peer groups, projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.
As a result of the Company's annual testing for 2023, 2022 and 2021, none of the reporting units with goodwill as of the testing date had carrying values in excess of their fair values.

Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$52,300	$—	$55,500	$—
Finite-lived intangible assets:
Trademarks	5,773	4,714	5,448	4,481
Unpatented technology	34,133	24,295	34,163	22,037
Customer relationships	110,649	48,088	115,125	46,557
Non-compete agreements	2,376	2,154	2,371	2,006
	152,931	79,251	157,107	75,081
Total acquired intangible assets	$205,231	$79,251	$212,607	$75,081
During the year ended December 31, 2023, the Company recognized impairment charges of $3.8 million related to indefinite-lived trademark intangible assets due to a rebranding initiative that resulted in the discontinuation of certain indefinite-lived trademarks in the Agtech segment, along with the write-off of amortizing intangibles related to a discontinued product line in the Renewables segment. The Company recognized no impairment charges related to intangible assets during the year ended December 31, 2022.
The Company recognized amortization expense related to the definite-lived intangible assets. The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2023	2022	2021
Amortization expense	$11,239	$11,584	$18,856
Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

	2024	2025	2026	2027	2028
Amortization expense	$10,599	$10,386	$9,320	$7,979	$7,184

(8) ACCRUED EXPENSES
Accrued expenses at December 31 consisted of the following (in thousands):

	2023	2022
Compensation	$22,893	$19,277
Customer rebates	18,497	16,768
Current operating lease liability	10,278	8,620
Product warranties	9,139	6,251
Insurance	6,307	6,440
Interest and taxes	5,167	5,696
Other	16,438	10,669
Total accrued expenses	$88,719	$73,721
Accrued expenses for compensation includes salaries, benefits, and short-term or current portions of incentives and bonuses. Accrued expenses for insurance are primarily for general liability, workers’ compensation and employee healthcare policies for which the Company is self-insured up to certain per-occurrence and aggregate limits.

(9) DEBT
The Company had no outstanding debt as of December 31, 2023 and unamortized debt issuance costs, included in other assets on the consolidated balance sheet, were $1.7 million. As of December 31, 2022, the Company's total outstanding debt was $88.8 million, which included $91.0 million on the Company's revolving credit facility net of $2.2 million in unamortized debt issuance costs.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement (the "Prior Credit Agreement") dated as of January 24, 2019, which was terminated without any prepayment penalties. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of December 31, 2023, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
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
The Prior Credit Agreement provided a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. Interest rates on the revolving credit facility under the Prior Credit Agreement were based on LIBOR plus an additional margin that ranges from 1.125% to 2.00%. In addition, the revolving credit facility under the Prior Credit Agreement was subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance. The Prior Credit Agreement terminated on December 8, 2022.
Standby letters of credit of $3.9 million have been issued under the Credit Agreement to third parties on behalf of the Company as of December 31, 2023. These letters of credit reduce the amount otherwise available under the Credit Agreement's revolving credit facility. The Company had $396.1 million and $304.5 million of availability under the revolving credit facility as of December 31, 2023 and 2022, respectively.
Total cash paid for interest in the years ended December 31 was (in thousands):

	2023	2022	2021
Interest expense, net	$3,002	$4,047	$1,639
Interest income	679	174	269
Other adjustments	(128)	(679)	(345)
Cash paid for interest	$3,553	$3,542	$1,563

(10) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company has a 401(k) plan in which all employees of U.S. subsidiaries are eligible to participate.

The Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers union-represented employees.
The Company has an unfunded postretirement healthcare plan which provides health insurance to certain retired employees and their spouses. This plan has been frozen, no current employees participate and no additional participants will be added to the plan in the future.
Total expense for all retirement plans for the years ended December 31 was (in thousands):

	2023	2022	2021
401(k) plan	$3,804	$3,580	$3,196
Multiemployer and other defined benefit and pension plans	92	79	78
Postretirement healthcare plan	251	342	411
Total retirement plan expense	$4,147	$4,001	$3,685
The Company's one multiemployer plan is underfunded and has a rehabilitation plan in place. The rehabilitation plan requires minimum contributions from the Company. Given the status of this plan, it is reasonably possible that future contributions to the plan will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2023.
The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2023	2022
Projected benefit obligation at January 1	$4,229	$6,202
Interest cost	194	127
Actuarial loss (gain)	59	(1,784)
Benefits paid, net of contributions	(274)	(316)
Projected benefit obligation at December 31	4,208	4,229
Fair value of plan assets	—	—
Under funded status	(4,208)	(4,229)
Unamortized prior service cost	292	352
Unrecognized actuarial (gain)	(219)	(278)
Net amount recognized	$(4,135)	$(4,155)
Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2023	2022
Accrued postretirement benefit liability:
Current portion	$357	$353
Long term portion	3,851	3,876
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	(73)	(74)
Net amount recognized	$4,135	$4,155
The measurement date used to determine postretirement benefit obligation measures was December 31.

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
Interest cost	$194	$127	$125
Amortization of unrecognized prior service cost	60	60	44
Loss amortization (2)	—	24	113
Net periodic benefit cost	$254	$211	$282
Assumptions used to calculate the benefit obligation:
Discount rate	4.7%	4.8%	2.4%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 (1)	7.8%	7.8%	7.0%
Medical costs after age 65 (1)	4.6%	4.5%	4.5%
Prescription drug costs (1)	7.8%	7.8%	7.0%
(1) For 2023 and 2022, it was assumed that these rates would gradually decline to 4.0% by 2075. For 2021, it was assumed that these rates would gradually decline to 3.8% by 2075.
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
Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

	2024	2025	2026	2027	2028	Years 2029 - 2033
Expected benefit payments	$357	$370	$362	$361	$356	$1,646

(11) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign Currency Translation Adjustment	Postretirement Benefit Plan Adjustments	Total Pre- Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$1,640	$(2,247)	$(607)	$794	$187
Postretirement benefit plan adjustments	—	1,852	1,852	(449)	1,403
Foreign currency translation adjustment	(5,022)	—	(5,022)	—	(5,022)
Balance at December 31, 2022	(3,382)	(395)	(3,777)	345	(3,432)
Postretirement benefit plan adjustments	—	150	150	(36)	114
Foreign currency translation adjustment	1,204	—	1,204	—	1,204
Balance at December 31, 2023	$(2,178)	$(245)	$(2,423)	$309	$(2,114)
The realized adjustments relating to the Company’s minimum post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of income.

(12) EQUITY-BASED COMPENSATION
The Company awards equity-based compensation to employees and directors, which is recognized in the statements of income based on the grant-date fair value of the award. The Company uses the straight-line method for recording compensation expense over a vesting period generally up to four years with either graded or cliff vesting. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period reduced by the expense on unvested awards forfeited during the period.
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
At December 31, 2023, approximately 885,000 shares were available for issuance under the Amended 2018 Plan as incentive stock options or other stock awards, and approximately 86,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.
The compensation cost for employee and non-employee director equity-based compensation plans for all current and prior year awards granted along with the related tax benefits recognized during the years ended December 31 (in thousands) were as follows:

	2023	2022	2021
Total stock compensation expense	$9,750	$8,334	$8,652
Tax benefits recognized related to stock compensation expense	$2,516	$2,175	$2,189
Equity Based Awards - Settled in Stock
The following table provides the number of stock units and common stock granted during the years ended December 31, along with the weighted-average grant-date fair value of each award:

	2023		2022		2021
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	6,351	$54.33	2,460	$42.69	7,536	$83.58
Common stock	8,468	$54.33	15,652	$42.49	2,512	$83.58
Restricted stock units	99,820	$61.93	132,430	$43.92	72,243	$79.28
Performance stock units (1)	85,323	$53.22	108,464	$47.00	62,778	$87.84
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance. The number of shares to be issued may vary between 0% and 200% of the number of PSUs granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on the Company’s return on invested capital (“ROIC”) over a one-year period performance period.

Stock Options
No options were granted during the years ended December 31, 2023, 2022 and 2021. The Company determines the fair value of stock options granted based on the Black-Scholes option pricing model on the date of grant, and the expected stock volatility is based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options.
At December 31, 2023, the Company has one grant of options outstanding. The following table summarizes the Company's outstanding and exercisable options at December 31, 2023:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$39.55	5,000	3.26	$39.55	5,000	$39.55
The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2021	41,500	$29.38
Exercised	(36,500)	$27.99
Balance at December 31, 2021	5,000	$39.55
Exercised	—	$—
Balance at December 31, 2022	5,000	$39.55
Exercised	—	$—
Balance at December 31, 2023	5,000	$39.55	3.26	$197,150
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $78.98 per share market price of the Company’s common stock as of December 31, 2023, which would have been received by the option holder had the option holder exercised the options as of that date.
Stock Units and Common Stock
The following table summarizes information about non-vested restricted stock units and performance stock units (that will convert to shares upon vesting) and common stock:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Common Stock	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Deferred Stock Units (2)	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	235,370	$49.87	—	$—	211,368	$50.96	40,350	$45.16
Granted	99,820	$61.93	8,468	$54.33	85,323	$53.22	6,351	$54.33
Adjustments (1)	—	$—	—	$—	(70,610)	$50.72	—	$—
Vested	(77,312)	$53.37	(8,468)	$54.33	(71,106)	$51.74	(2,222)	$36.47
Forfeited	(24,908)	$50.99	—	$—	(18,729)	$49.69	—	$—
Balance at December 31, 2023	232,970	$53.75	—	$—	136,246	$52.27	44,479	$46.90
(1) (i) 40,610 units of the Company's PSUs granted in 2022 were adjusted in the first quarter of 2023 to reflect 60.5% of the target amount granted based on the Company's actual ROIC compared to ROIC target for the performance period ended December 31, 2022; and (ii) 30,000 units of the Company's TSR PSUs granted in 2020 for which the performance condition was not achieved and the PSUs were adjusted in the first quarter of

2023 to reflect zero earned as the threshold level of achievement was not met based on performance criteria as defined in the respective awards over a three-year performance period which ended March 1, 2023.
(2) Vested and issuable upon termination from service as a member of the Company's Board of Directors.
The fair value of the common stock, restricted stock units, and deferred stock units, as well as the performance stock units with a financial performance condition granted during the three years ended December 31, 2023 was based on the Company's stock price at grant date of the award.
The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2023	2022	2021
Aggregate intrinsic value of options exercised	$—	$—	$2,103
Aggregate fair value of vested restricted stock units	$4,740	$3,920	$6,320
Aggregate fair value of vested common stock	$460	$665	$370
Aggregate fair value of vested performance stock units	$3,999	$6,729	$9,080
Aggregate fair value of vested deferred stock units	$345	$105	$630
As of December 31, 2023, there was $13.1 million of total unrecognized compensation cost related to non-vested restricted and performance stock units. That cost is expected to be recognized over a weighted average period of 2.0 years.
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
The deferrals and related company match are credited to an account that represents a share-based liability. The portion of the account deferred to unrestricted investments is measured at fair market value of the unrestricted investments, and the portion of the account deferred to restricted stock units and company-matching restricted stock units is measured at a 200-day average of the Company's stock price. The account will be converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.
Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2023 were $20.0 million, of which $2.0 million was included in current accrued expenses and $18.0 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2022 were $15.4 million, of which $2.3 million was included in current accrued expenses and $13.1 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $17.3 million and $13.4 million at December 31, 2023 and 2022, respectively.
The following table provides the number of restricted stock units credited to active participant accounts, balance of vested and unvested restricted stock units within active participant accounts, payments made with respect to MSPP liabilities and MSPP expense during years ended December 31:

	2023	2022	2021
Restricted stock units credited	48,921	12,365	30,475
Restricted stock units balance, vested and unvested	199,946	158,644	223,892
Share-based liabilities paid (in thousands)	$2,392	$3,689	$4,915
MSPP expense (recovery) (in thousands)	$4,710	$(4,459)	$6,034

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis and did not have any financial instruments for which carrying value differed from its fair value at December 31, 2023 and 2022. As of December 31, 2023, the Company had no outstanding indebtedness on its revolving credit facility under its Credit Agreement. The Company had $91.0 million outstanding on its revolving credit facility as of December 31, 2022.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, and accounts payable.  The carrying values for these financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2023 and 2022.
Other non-recurring fair value measurements
The Company recorded impairment of property, plant and equipment during the year ended December 31, 2022 and recognized impairment charges related to certain intangible assets during the years ended December 31, 2023 and 2021. The Company uses unobservable inputs, classified as Level 3 inputs, in determining the fair value of these assets. See Note 7 "Goodwill and Related Intangible Assets," Note 14 "Discontinued Operations" and Note 15 "Exit Activity Costs and Asset Impairments" for more disclosure regarding the impairment of certain intangible assets and property, plant, and equipment, respectively.
The Company also applied fair value principles for the goodwill impairment tests performed during 2023, 2022, and 2021. The Company used two valuation models to estimate the fair values of its reporting units, both of which primarily use Level 3 inputs. See Note 7 "Goodwill and Related Intangible Assets" of the consolidated financial statements for the results of the Company’s goodwill impairment tests.
Additionally, the Company's recent acquisition activity, as described in Note 6 "Acquisitions," used Level 3 inputs to estimate fair values allocated to the assets acquired and liabilities assumed.

(14) DISCONTINUED OPERATIONS
On February 23, 2021, the Company sold the stock of its Industrial business which had been classified as held for sale and reported as a discontinued operation in the Company’s consolidated financial statements for the year ended December 31, 2021. Net proceeds of $38 million, consisting of cash and a $13 million seller note, resulted in a pre-tax loss of $30 million, of which $29.6 million was recorded when the assets of the Industrial business were written down to fair market value during the fourth quarter of 2020. The seller note was paid in full to the Company during the second quarter of 2021. The results of operations of the Industrial business have been presented as a discontinued operation in the Company's consolidated statements of income for all periods presented.
There was no income from discontinued operations before taxes for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, income from discontinued operations before taxes of $1.5 million consisted of net sales of $20.4 million, operating expenses of $17.5 million, and adjustment to loss on disposal of $1.4 million.
On December 1, 2023, the Company sold its Japan-based solar racking business within its Renewables segment to a third party. The $8.0 million net proceeds from the sale resulted in a pre-tax net loss of $0.6 million and has been presented within other (income) expense in the consolidated statements of income. This divestiture did not meet the criteria to be recorded as a discontinued operation nor did it have a major effect on the Company's operations.

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
As a result of process simplification initiatives, the Company has incurred exit activity costs (recoveries) related to moving and closing costs, severance and contract terminations, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines. Additionally, the Company has incurred the aforementioned costs resulting from the sale, relocation and/or closure of facilities including two closures and one relocation in 2022 and four facility closures in 2021.
The following table sets forth the exit activity costs (recoveries) and asset impairment charges incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2023			2022			2021
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Renewables	$7,558	$1,136	$8,694	$3,256	$1,198	$4,454	$4,769	$1,193	$5,962
Residential	960	3,851	4,811	1,825	12	1,837	393	—	393
Agtech	718	—	718	771	1,066	1,837	1,687	—	1,687
Infrastructure	—	—	—	(63)	—	(63)	26	—	26
Corporate	(32)	—	(32)	250	—	250	145	—	145
Total	$9,204	$4,987	$14,191	$6,039	$2,276	$8,315	$7,020	$1,193	$8,213
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of income for the years ended December 31 (in thousands):

	2023	2022	2021
Cost of sales	$12,634	$5,258	$6,176
Selling, general, and administrative expense	1,557	3,057	2,037
Total exit activity costs and asset impairments	$14,191	$8,315	$8,213
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s restructuring efforts (in thousands):

	2023	2022
Balance as of January 1	$2,417	$272
Exit activity costs recognized	9,204	6,039
Cash payments	(4,896)	(3,894)
Balance as of December 31	$6,725	$2,417

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

The components of income before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2023	2022	2021
Domestic	$149,348	$112,635	$93,155
Foreign	(356)	(1,145)	6,407
Income before taxes from continuing operations	$148,992	$111,490	$99,562
The provision for income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2023	2022	2021
Current:
U.S. Federal	$21,579	$17,014	$16,137
State	6,048	5,647	5,009
Foreign	32	86	932
Total current	27,659	22,747	22,078
Deferred:
U.S. Federal	8,617	5,259	1,766
State	2,112	1,381	134
Foreign	71	(303)	1,068
Total deferred	10,800	6,337	2,968
Provision for income taxes	$38,459	$29,084	$25,046
The provision for income taxes from continuing operations differs from the federal statutory rate of 21% due to the following for the years ended December 31 (in thousands, except for percentages) :

	2023		2022		2021
Statutory rate	$31,288	21.0%	$23,413	21.0%	$20,908	21.0%
State taxes, less federal effect	6,446	4.3%	5,541	5.0%	4,068	4.1%
Federal tax credits	(787)	(0.5)%	(549)	(0.5)%	(587)	(0.6)%
Excess tax benefit on stock based compensation	(203)	(0.1)%	(214)	(0.2)%	(2,039)	(2.0)%
Executive compensation	1,369	0.9%	960	0.9%	1,781	1.8%
Other	346	0.2%	(67)	(0.1)%	915	0.9%
	$38,459	25.8%	$29,084	26.1%	$25,046	25.2%

Deferred tax liabilities at December 31 consisted of the following (in thousands):

	2023	2022
Depreciation	$13,838	$14,570
Goodwill	65,967	62,132
Operating leases	11,325	6,775
Intangible assets	1,919	3,706
Other	1,264	1,358
Gross deferred tax liabilities	94,313	88,541
Capitalized research and development costs	(6,286)	(4,503)
Equity compensation	(6,907)	(5,993)
Operating leases	(11,678)	(7,076)
Assets held for sale	—	(13,669)
Capital loss carryforward	(26,527)	(26,490)
Other	(12,422)	(10,417)
Gross deferred tax assets	(63,820)	(68,148)
Valuation allowances	26,593	26,488
Deferred tax assets, net of valuation allowances	(37,227)	(41,660)
Net deferred tax liabilities	$57,086	$46,881
At December 31, 2023, the Company had total net operating loss carry forwards of $17.5 million, which included $0.3 million for federal, $16.5 million for state, and $0.7 million for foreign income tax purposes. The federal and state net operating loss carry forwards expire between 2024 and 2043. The foreign net operating loss carry forwards expire between 2024 and 2043. The Company recognized a total of $1.1 million of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances, which included $0.1 million of federal and $0.8 million of state deferred tax assets and $0.2 million of foreign deferred tax assets.
As a result of the sale of the Industrial business during 2021, the Company generated a capital loss of $113.7 million for federal and state purposes to the extent allowable under state tax regulations. Amended Federal returns were filed to carry back $3.7 million of capital loss. As of December 31, 2023, the remaining capital loss carry forward is $110.0 million. The capital loss carryforward will expire in 2026. The Company recognized a total of $26.5 million of deferred tax assets, net of the federal benefit, related to this carryforward prior to any valuation allowances, which included $22.2 million of federal and $4.3 million of state deferred tax assets. The Company has a full valuation allowance on the capital loss carry forward and as a result there is no deferred tax asset related to the capital loss.
Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized.
The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2023	2022	2021
Balance as of January 1	$26,488	$26,581	$111
Cost charged to the tax provision	105	10	13
Reductions	—	(103)	(41)
Reclassification from discontinued operations upon sale of industrial group	—	—	26,498
Balance as of December 31	$26,593	$26,488	$26,581

The Company made net payments for income taxes for the following amounts for the years ended December 31 (in thousands):

	2023	2022	2021
Payments made for income taxes, net	$23,447	$27,017	$22,076
At December 31, 2023, the Company had approximately $1.4 million of undistributed earnings of foreign subsidiaries. The Company continues to maintain its assertion that all remaining foreign earnings will be indefinitely reinvested. Any excess earnings could be used to grow the Company's foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability related to the Company's remaining unremitted foreign earnings is not practicable due to the complexities associated with its hypothetical calculation.
The Company did not have any unrecognized tax benefits or activity related to such benefits in any of the years presented in the consolidated financial statements. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been recognized during the years presented.
The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. The Company is currently in appeals for an audit of tax years 2016 through 2019 in Massachusetts and believes the technical merits of the position will be sustained.

(17) EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows for the years ended December 31 (in thousands):

	2023	2022	2021
Numerator:
Income from continuing operations	$110,533	$82,406	$74,516
Income from discontinued operations	—	—	1,113
Net income available to common shareholders	$110,533	$82,406	$75,629
Denominator for basic earnings per share:
Weighted average shares outstanding	30,626	32,096	32,873
Denominator for diluted earnings per share:
Common stock options and stock units	159	96	181
Weighted average shares and conversions	30,785	32,192	33,054
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations for the years ended December 31 (in thousands):

	2023	2022	2021
Common stock units	26	43	—

(18) LEASES
The Company's leases are classified as operating leases and consist of manufacturing facilities, distribution centers, office space, vehicles and equipment.
Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to ten years. The exercise of lease renewal options is at the Company's sole discretion. As of December 31, 2023 and 2022, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

The components of lease costs for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
Operating lease cost	$12,940	$11,191	$10,977
Short-term lease cost	4,645	5,694	7,153
Total lease cost	$17,585	$16,885	$18,130
Information related to the Company's operating right-of-use assets and related operating lease liabilities for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of operating liabilities	$10,628	$8,835	$9,431
Right-of-use assets obtained in exchange for new lease liabilities	$27,468	$17,008	$1,084
Information related to the Company's lease terms and discount rates as of December 31 were as follows:

	2023		2022
Weighted-average remaining lease term - operating leases	6.6	years	5.3	years
Weighted-average discount rate - operating leases	5.0%		5.0%
The future maturity of the Company's lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$12,329
2025	9,748
2026	6,304
2027	4,775
2028	4,391
After 2028	17,191
Total lease payments	54,738
Less: present value discount	(8,471)
Present value of lease liabilities	$46,267
The Company uses its incremental borrowing rate based on information available at the commencement date of a lease in determining the present value of lease payments as the rates implicit in most of the Company's leases are not readily determinable.

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
(ii)Residential, which primarily includes designing, engineering and manufacturing of roof and foundation ventilation products, centralized mail systems and electronic package solutions, retractable awnings and gutter guards, and rain dispersion products, trims and flashings and other accessories;
(iii)Agtech, which provides growing solutions including the designing, engineering, manufacturing and installation of greenhouses; and

(iv)Infrastructure, which primarily includes designing, engineering and manufacturing of structural bearings, expansion joints and pavement sealant for bridges, airport runways and roadways, elastomeric concrete, and bridge cable protection systems.
When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.
The following tables illustrate certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2023	2022	2021
Net sales:
Renewables	$330,738	$377,567	$432,096
Residential	814,803	767,248	635,505
Agtech	144,967	168,868	199,161
Infrastructure	87,228	76,283	73,021
Total consolidated net sales	$1,377,736	$1,389,966	$1,339,783

Income from operations:
Renewables	$30,160	$25,243	$20,158
Residential	143,068	126,458	105,821
Agtech	(928)	2,914	(931)
Infrastructure	18,529	9,003	8,911
Segments income from operations	190,829	163,618	133,959
Unallocated corporate expenses	(40,100)	(33,516)	(36,971)
Total income from operations	$150,729	$130,102	$96,988

Depreciation and Amortization
Renewables	$8,671	$8,467	$14,682
Residential	10,080	8,983	8,694
Agtech	3,789	4,377	5,279
Infrastructure	3,137	3,150	3,092
Unallocated corporate expenses	1,701	1,190	219
	$27,378	$26,167	$31,966

	2023	2022	2021
Total assets
Renewables	$377,694	$392,368	$445,486
Residential	515,739	519,567	453,469
Agtech	168,213	193,966	212,038
Infrastructure	77,518	80,264	82,662
Unallocated corporate assets	117,287	24,448	21,246
	$1,256,451	$1,210,613	$1,214,901

Capital expenditures
Renewables	$1,113	$3,589	$4,268
Residential	6,913	10,050	4,182
Agtech	1,419	3,177	3,289
Infrastructure	1,313	1,898	2,097
Unallocated corporate expenditures	4,239	1,424	3,869
	$14,997	$20,138	$17,705
The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the years ended December 31 (in thousands):

	2023
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$49,123	$808,225	$4,920	$31,547	$893,815
Over Time	281,615	6,578	140,047	55,681	483,921
Total	$330,738	$814,803	$144,967	$87,228	$1,377,736

	2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$27,317	$761,576	$13,011	$32,983	$834,887
Over Time	350,250	5,672	155,857	43,300	555,079
Total	$377,567	$767,248	$168,868	$76,283	$1,389,966

	2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$28,630	$630,494	$20,157	$32,512	$711,793
Over Time	403,466	5,011	179,004	40,509	627,990
Total	$432,096	$635,505	$199,161	$73,021	$1,339,783

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 were as follows (in thousands):

	2023	2022	2021
Net sales
North America	$1,366,012	$1,373,907	$1,318,795
Asia	11,724	16,059	20,988
Total	$1,377,736	$1,389,966	$1,339,783

Long-lived assets
North America	$154,778	$136,553	$97,003
Asia	59	234	365
Total	$154,837	$136,787	$97,368

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The Company's acquisition of a privately held Utah-based company was excluded from management's annual report on internal control over financial reporting as of December 31, 2023. The Company acquired this privately held Utah-based company on July 5, 2023, for which its results are included in the Company's 2023 consolidated financial statements and were $11.7 million of total assets and $11.0 million of net assets, respectively, as of December 31, 2023, and $4.4 million and $0.9 million of net sales and net income, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company implemented a new Enterprise Resource Planning (“ERP”) system for one of the Company's operating units in the Renewables segment during the quarter ended December 31, 2023. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of this ERP system, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gibraltar Industries, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gibraltar Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the privately held Utah-based company acquired in July 2023, which is included in the 2023 consolidated financial statements of the Company and constituted 0.9% and 1.2% of total and net assets, respectively, as of December 31, 2023 and 0.3% and 0.8% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Utah-based company.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
February 21, 2024

Item 9B.	Other information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2024 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year.
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
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2024 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and the Company's equity compensation plans are incorporated herein by reference to the information included in the Company’s 2024 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s 2024 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year.

Item 14.	Principal Accountant Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2024 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10K:

	(1)	Consolidated Financial Statements:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021

		(iv)	Consolidated Balance Sheets as of December 31, 2023 and 2022

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021

		(vi)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021

		(vii)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

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

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)

4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)

10.1*	Correspondence dated December 17, 2018, from William P. Montague to William T. Bosway (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 7, 2019)

10.2*	Restrictive Covenants and Severance Agreement by and between Gibraltar Industries, Inc. and William T. Bosway, dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2019)

10.3*	Gibraltar Industries, Inc. Change in Control Executive Severance Plan, effective as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2023)

10.4*
Change in Control Agreement between the Company and William T. Bosway dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2019), as amended by First Amendment to Change in Control Agreement and Employment Agreement, dated July 28, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 2, 2023)

10.5*
Change in Control Agreement between Gibraltar Industries, Inc. and Timothy F. Murphy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2017), as amended by First Amendment to Change in Control Agreement, dated July 28, 2023 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 2, 2023)

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

10.13*	Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2023)

10.14*	Gibraltar Industries, Inc. 2018 Management Stock Purchase Plan dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2018)

10.15*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Non-Qualified Options dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2016)

10.16*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.17*	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2022)

10.18*	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors Form of Award of Common Stock (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 5, 2022)

10.19*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.20*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Performance Units dated May 4, 2018 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.21*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.22*	Form of Award of Performance Units under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed August 2, 2023)

10.23*	Form of Award of Restricted Units (Executive) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

No.	Exhibit

10.24*	Form of Award of Restricted Units (Management) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

10.25*	Form of Award of Restricted Units (CEO Discretionary) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Gibraltar Industries, Inc. Policy for the Recovery of Erroneously Awarded Compensation

101.INS**	Inline XBRL Instance Document **

101.SCH**	Inline XBRL Taxonomy Extension Schema Document**

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document **

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document **

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules and exhibits to this agreement is set forth in the agreement.
*	Document is a management contract or compensatory plan or agreement.
**	Submitted electronically with this Annual Report on Form 10-K.
***	Documents are furnished not filed.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By:	/s/ William T. Bosway
William T. Bosway
Chairman of the Board, President and Chief Executive Officer
Dated:	February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William T. Bosway	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	February 21, 2024
William T. Bosway

/s/ Timothy F. Murphy	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 21, 2024
Timothy F. Murphy

/s/ Atlee Valentine Pope	Lead Independent Director	February 21, 2024
Atlee Valentine Pope

/s/ Mark G. Barberio	Director	February 21, 2024
Mark G. Barberio

/s/ Craig A. Hindman	Director	February 21, 2024
Craig A. Hindman

/s/ Gwendolyn G. Mizell	Director	February 21, 2024
Gwendolyn G. Mizell

/s/ Linda K. Myers	Director	February 21, 2024
Linda K. Myers

/s/ James B. Nish	Director	February 21, 2024
James B. Nish

/s/ Manish H. Shah	Director	February 21, 2024
Manish H. Shah