Form 10-Q
period 2024-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2024-05-01
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 29, 2024, the number of shares of common stock outstanding was: 30,469,729.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$292,506	$293,267
Cost of sales	208,118	216,338
Gross profit	84,388	76,929
Selling, general, and administrative expense	52,652	47,559
Income from operations	31,736	29,370
Interest (income) expense	(750)	1,491
Other income	(1,021)	(397)
Income before taxes	33,507	28,276
Provision for income taxes	8,561	7,177
Net income	$24,946	$21,099

Net earnings per share:
Basic	$0.82	$0.68
Diluted	$0.81	$0.68
Weighted average shares outstanding:
Basic	30,572	30,897
Diluted	30,793	31,024
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$24,946	$21,099
Other comprehensive loss:
Foreign currency translation adjustment	(964)	(107)
Total comprehensive income	$23,982	$20,992
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,665	$99,426
Accounts receivable, net of allowance of $5,578 and $5,572, respectively	230,971	224,550
Inventories, net	137,878	120,503
Prepaid expenses and other current assets	15,205	17,772
Total current assets	530,719	462,251
Property, plant, and equipment, net	108,028	107,603
Operating lease assets	42,592	44,918
Goodwill	511,797	513,383
Acquired intangibles	124,257	125,980
Other assets	2,464	2,316
	$1,319,857	$1,256,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$127,533	$92,124
Accrued expenses	82,805	88,719
Billings in excess of cost	53,261	44,735
Total current liabilities	263,599	225,578
Deferred income taxes	57,106	57,103
Non-current operating lease liabilities	33,793	35,989
Other non-current liabilities	25,174	22,783
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,266 and 34,219 shares issued and outstanding in 2024 and 2023	343	342
Additional paid-in capital	335,259	332,621
Retained earnings	763,457	738,511
Accumulated other comprehensive loss	(3,078)	(2,114)
Cost of 3,797 and 3,778 common shares held in treasury in 2024 and 2023	(155,796)	(154,362)
Total stockholders’ equity	940,185	914,998
	$1,319,857	$1,256,451
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$24,946	$21,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,663	6,834
Stock compensation expense	2,639	1,594
Exit activity recoveries, non-cash	(72)	(63)
Provision for (benefit of) deferred income taxes	—	(51)
Other, net	1,691	1,023
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(6,950)	(18,004)
Inventories	(17,231)	(1,586)
Other current assets and other assets	453	2,536
Accounts payable	35,455	23,077
Accrued expenses and other non-current liabilities	5,587	1,586
Net cash provided by operating activities	53,181	38,045
Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(4,366)	(2,190)
Acquisitions, net of cash acquired	—	554
Net cash used in investing activities	(4,366)	(1,636)
Cash Flows from Financing Activities
Long-term debt payments	—	(50,000)
Proceeds from long-term debt	—	11,000
Purchase of common stock at market prices	(1,434)	(7,509)
Net cash used in financing activities	(1,434)	(46,509)
Effect of exchange rate changes on cash	(142)	(11)
Net increase (decrease) in cash and cash equivalents	47,239	(10,111)
Cash and cash equivalents at beginning of year	99,426	17,608
Cash and cash equivalents at end of period	$146,665	$7,497
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	34,219	$342	$332,621	$738,511	$(2,114)	3,778	$(154,362)	$914,998
Net income	—	—	—	24,946	—	—	—	24,946
Foreign currency translation adjustment	—	—	—	—	(964)	—	—	(964)
Stock compensation expense	—	—	2,639	—	—	—	—	2,639
Net settlement of restricted stock units	47	1	(1)	—	—	19	(1,434)	(1,434)
Balance at March 31, 2024	34,266	$343	$335,259	$763,457	$(3,078)	3,797	$(155,796)	$940,185

Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	21,099	—	—	—	21,099
Foreign currency translation adjustment	—	—	—	—	(107)	—	—	(107)
Stock compensation expense	—	—	1,594	—	—	—	—	1,594
Net settlement of restricted stock units	88	1	(1)	—	—	36	(1,929)	(1,929)
Common stock repurchased under stock repurchase program	—	—	—	—	—	154	(7,369)	(7,369)
Balance at March 31, 2023	34,148	$341	$324,466	$649,077	$(3,539)	3,389	$(134,958)	$835,387

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2023.
The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
Recent Accounting Pronouncements
The Company evaluated all recent Accounting Standard Updates, including those that are currently effective in or after 2024, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no material changes from the recent accounting pronouncements previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
(2)    ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivable	$194,343	$178,087
Costs in excess of billings	42,206	52,035
Total accounts receivable	236,549	230,122
Less allowance for doubtful accounts and contract assets	(5,578)	(5,572)
Accounts receivable, net	$230,971	$224,550
Refer to Note 3 "Revenue" concerning the Company's costs in excess of billings.
The following table provides a roll-forward of the allowance for credit losses, for the three month period ended March 31, 2024, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2024	$5,572
Bad debt expense, net of recoveries	20
Accounts written off against allowance and other adjustments	(14)
Ending balance as of March 31, 2024	$5,578
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

Refer to Note 13 "Segment Information" for additional information related to revenue recognized by timing of transfer of control by reportable segment.
As of March 31, 2024, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of March 31, 2024 and December 31, 2023 was $7.7 million and $3.9 million, respectively. Revenue recognized during the three months ended March 31, 2024 and 2023 that was in contract liabilities at the beginning of the respective periods was $27.7 million and $18.7 million, respectively.
(4)    INVENTORIES, NET
Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw material	$84,524	$77,489
Work-in-process	12,400	9,508
Finished goods	47,811	42,942
Gross inventory	144,735	129,939
Less reserves	(6,857)	(9,436)
Total inventories, net	$137,878	$120,503
(5)    ACQUISITION
On July 5, 2023, the Company acquired the assets of a privately held Utah-based company that manufactures and distributes roof flashing and accessory products, and sells direct to roofing wholesalers. The results of this company have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The purchase consideration for this acquisition was $10.4 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement.
The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has completed the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. The excess consideration was recorded as goodwill and approximated $3.0 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic building products markets.
The allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Working capital	$827
Property, plant and equipment	195
Acquired intangible assets	6,310
Other assets	134
Other liabilities	(72)
Goodwill	3,023
Fair value of purchase consideration	$10,417

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$250	3 years
Customer relationships	6,060	12 years
Total	$6,310
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
The acquisition of the privately held Utah-based company was financed primarily through borrowings under the Company's revolving credit facility.
(6)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2023	$184,230	$213,576	$83,899	$31,678	$513,383
Adjustments to prior year acquisitions	—	(1,110)	—	—	(1,110)
Foreign currency translation	—	—	(476)	—	(476)
Balance at March 31, 2024	$184,230	$212,466	$83,423	$31,678	$511,797
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of March 31, 2024 and December 31, 2023, respectively.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of March 31, 2024 which would require an interim impairment test to be performed.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$52,300	$—	$52,300	$—
Finite-lived intangible assets:
Trademarks	2,550	1,611	5,773	4,714
Unpatented technology	31,812	22,587	34,133	24,295
Customer relationships	101,043	39,435	110,649	48,088
Non-compete agreements	722	537	2,376	2,154
	136,127	64,170	152,931	79,251
Total acquired intangible assets	$188,427	$64,170	$205,231	$79,251

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31, (in thousands):

	2024	2023
Amortization expense	$2,718	$2,766
Amortization expense related to acquired intangible assets for the remainder of fiscal 2024 and the next five years thereafter is estimated as follows (in thousands):

	2024	2025	2026	2027	2028	2029
Amortization expense	$7,926	$10,485	$9,897	$7,639	$7,281	$7,232
(7)    LONG-TERM DEBT
The Company had no outstanding debt as of March 31, 2024 and December 31, 2023, respectively. Unamortized debt issuance costs, included in other assets on the consolidated balance sheets, as of March 31, 2024 and December 31, 2023 were $1.7 million and $1.7 million, respectively.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of March 31, 2024, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
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
Standby letters of credit of $3.7 million have been issued under the Credit Agreement to third parties on behalf of the Company as of March 31, 2024. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $396.3 million and $396.1 million of availability under the revolving credit facility as of March 31, 2024 and December 31, 2023, respectively.
(8)    EQUITY-BASED COMPENSATION
On May 3, 2023, the stockholders of the Company approved the adoption of the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (the "Amended 2018 Plan") which includes a total of 1,631,707 shares available for issuance. The Amended 2018 Plan allows the Company to grant equity-based incentive compensation awards, in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights to eligible participants.
The Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan") which includes 200,000 shares available for issuance, allows the Company to grant awards of shares of the Company's common stock to current non-employee Directors of the Company, and permits the Directors to defer receipt of such shares pursuant to the terms of the Non-Employee Directors Plan.

Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted during the three months ended March 31, along with the weighted-average grant-date fair value of each award:

	2024		2023
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards (2)	Weighted- Average Grant-Date Fair Value
Performance stock units (1)	58,582	$77.70	81,611	$53.44
Restricted stock units	29,671	$77.70	46,646	$53.44
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
(2) PSUs granted in the first quarter of 2023 includes 7,825 units that were forfeited in the third quarter of 2023 and 147,572 units that will be converted to shares and issued to recipients in the first quarter of 2026, representing 200.0% of the target amount granted and not subsequently forfeited, based on the Company's actual ROIC compared to ROIC target for the performance period ended December 31, 2023.
Equity-Based Awards - Settled in Cash
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
The deferrals and related company match are credited to an account that contains a share-based liability. The portion of the account deferred to unrestricted investments is measured at fair market value of the unrestricted investments, and the portion of the account deferred to restricted stock units and company-matching restricted stock units is measured at a 200-day average of the Company’s stock price. The account will be converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.
Total MSPP liabilities recorded on the consolidated balance sheet as of March 31, 2024 were $23.0 million, of which $2.6 million was included in current accrued expenses and $20.4 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2023 were $20.0 million, of which $2.0 million was included in current accrued expenses and $18.0 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $20.0 million and $17.3 million at March 31, 2024 and December 31, 2023, respectively.
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities during the three months ended March 31,:

	2024	2023
Restricted stock units credited	40,538	41,743
MSPP liabilities paid (in thousands)	$2,023	$2,147
(9)    PRODUCT WARRANTIES
The Company generally warrants that its products will be free from material defects in workmanship and materials. Warranty reserve estimates are based on management’s judgment, considering such factors as historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates.

The reserve for product warranties is presented within accrued expenses on the Company’s consolidated balance sheets. Activity in the product warranties is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$9,139	$6,251
Provisions for product warranties, net of reductions	929	(88)
Ending balance	$10,068	$6,163
(10)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
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
As a result of process simplification initiatives, the Company has incurred exit activity costs related to moving and closing costs and severance, along with asset impairment recoveries related to the write-down of inventory and other charges associated with discontinued product lines. Additionally, the Company has incurred the aforementioned costs resulting from the sale and/or closure of facilities including costs recorded during the three months ended March 31, 2023.
The following tables set forth the exit activity costs and asset impairment recoveries incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	Three Months Ended March 31,
	2024			2023
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Renewables	$269	$—	$269	$—	$(63)	$(63)
Residential	—	(72)	(72)	114	—	114
Agtech	138	—	138	561	—	561
Infrastructure	—	—	—	—	—	—
Corporate	—	—	—	—	—	—
Total	$407	$(72)	$335	$675	$(63)	$612

The following table provides a summary of where the exit activity costs and asset impairment recoveries were recorded in the consolidated statements of income for the three months ended March 31, (in thousands):

	2024	2023
Cost of sales	$(72)	$513
Selling, general, and administrative expense	407	99
Total exit activity and asset impairment charges	$335	$612
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s restructuring efforts (in thousands):

	2024	2023
Balance at January 1	$6,725	$2,417
Exit activity costs recognized	407	675
Cash payments	(553)	(1,321)
Balance at March 31	$6,579	$1,771

(11)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three months ended March 31, and the applicable effective tax rates:

	2024	2023
Provision for income taxes	$8,561	$7,177
Effective tax rate	25.6%	25.4%
The effective tax rate for the three months ended March 31, 2024 and 2023, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
(12)    EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows for the three months ended March 31, (in thousands):

	2024	2023
Numerator:
Net income available to common stockholders	$24,946	$21,099
Denominator for basic earnings per share:
Weighted average shares outstanding	30,572	30,897
Denominator for diluted earnings per share:
Weighted average shares outstanding	30,572	30,897
Common stock options and stock units	221	127
Weighted average shares and conversions	30,793	31,024
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations for the three months ended March 31, (in thousands):

	2024	2023
Common stock units	4	64
(13)    SEGMENT INFORMATION
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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three months ended March 31, (in thousands):

	2024	2023
Net sales:
Renewables	$51,496	$59,205
Residential	185,111	179,495
Agtech	34,027	35,852
Infrastructure	21,872	18,715
Total net sales	$292,506	$293,267

Income from operations:
Renewables	$1,644	$2,269
Residential	34,346	29,509
Agtech	2,608	2,330
Infrastructure	4,896	2,714
Unallocated corporate expenses	(11,758)	(7,452)
Total income from operations	$31,736	$29,370
The following table illustrates the total assets of the Company's reportable segments and unallocated corporate assets as of (in thousands):

	March 31, 2024	December 31, 2023
Total assets:
Renewables	$374,137	$377,694
Residential	535,077	515,739
Agtech	165,488	168,213
Infrastructure	82,176	77,518
Unallocated corporate assets	162,979	117,287
	$1,319,857	$1,256,451
The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the (in thousands):

	Three Months Ended March 31, 2024
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$6,789	$183,332	$2,339	$6,310	$198,770
Over Time	44,707	1,779	31,688	15,562	93,736
Total net sales	$51,496	$185,111	$34,027	$21,872	$292,506

	Three Months Ended March 31, 2023
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$9,094	$177,942	$5,107	$6,061	$198,204
Over Time	50,111	1,553	30,745	12,654	95,063
Total net sales	$59,205	$179,495	$35,852	$18,715	$293,267

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
At March 31, 2024, the Company operated thirty facilities, comprised of twenty-three manufacturing facilities, one distribution center, and six offices, which are located in sixteen states, Canada, and China. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.

Recent Trends
The effect on the Company's customers in the Renewables business due to the trade related disruption in the supply of solar modules from the impacts of the Uyghur Forced Labor Prevention Act ("UFLPA") and the Department of Commerce's ("USDOC") anti-dumping and countervailing duties ("AD/CVD") investigation, both initiated in 2022, continues to diminish. These customers have continued to adapt to the ongoing disruption in this space and have identified alternative sources for modules not impacted by these regulatory items that require either traceability of components imported and/or potentially impose tariffs on the modules. However, some of these customers continue to pause on executing new renewable energy projects while they are awaiting final guidance from the Department of Treasury relative to rules under the Inflation Reduction Act (IRA) in order to maximize tax incentives. Furthermore, a continued challenge to manage project specific permitting delays from relevant government entities to build new solar fields has also affected the execution of new renewable energy projects. The Company believes that these dynamics will continue throughout 2024.
On April 24, 2024, a new petition was filed with the USDOC claiming potentially illegal trade practices with Cambodia, Malaysia, Thailand and Vietnam, the same four countries named in the 2022 AD/CVD case. The USDOC has 20 days to determine whether to initiate an investigation on the matter.

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
3.Organization Development drives the Company’s continuous focus on ensuring it has the right design and structure to scale the organization in order to execute the Company’s plans and meet commitments. The Company's focus is on creating an environment for our people to have the best opportunity for success, continue to develop, grow and learn. At core of this pillar is the Company’s development process focused on helping employees reach their potential, improve performance, develop career roadmaps, identify ongoing education requirements, and respective succession plans. The Company believes doing so helps it attract and retain the best people to execute its business plans.
The Company believes the key elements of the Company's strategy enable the Company to respond timely to changes in the end markets the Company serves, including the broader market dynamics experienced over the past few years. The Company continues to examine the need for restructuring of the Company's operations, including consolidation of facilities, reducing overhead costs, curtailing investments in working capital, and managing the Company's business to generate incremental cash. The Company believes its strategy enables the Company to respond to volatility in commodity and other input costs and fluctuations in customer demand, along with striving to maintain and improve margins. The Company has used cash flows generated by these initiatives to improve the Company's liquidity position, invest in growth initiatives and return capital to the Company's shareholders through share repurchases. Overall, the Company continues to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.

Recent Developments
On December 1, 2023, the Company sold its Japan-based solar racking business within its Renewables segment to a third party and received net proceeds of $8.0 million.
On July 5, 2023, the Company acquired the assets of a privately held Utah based company that manufactures and distributes roof flashing and accessory products for $10.4 million.

Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended March 31 (in thousands):

	2024		2023
Net sales	$292,506	100.0%	$293,267	100.0%
Cost of sales	208,118	71.1%	216,338	73.8%
Gross profit	84,388	28.9%	76,929	26.2%
Selling, general, and administrative expense	52,652	18.1%	47,559	16.2%
Income from operations	31,736	10.8%	29,370	10.0%
Interest (income) expense	(750)	(0.3)%	1,491	0.5%
Other income	(1,021)	(0.4)%	(397)	(0.1)%
Income before taxes	33,507	11.5%	28,276	9.6%
Provision for income taxes	8,561	3.0%	7,177	2.4%
Net income	$24,946	8.5%	$21,099	7.2%
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

				Impact of
	2024	2023	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$51,496	$59,205	$(7,709)	$—	$(1,950)	$(5,759)
Residential	185,111	179,495	5,616	1,287	—	4,329
Agtech	34,027	35,852	(1,825)	—	(2,514)	689
Infrastructure	21,872	18,715	3,157	—	—	3,157
Consolidated	$292,506	$293,267	$(761)	$1,287	$(4,464)	$2,416
Consolidated net sales were essentially flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, the net result of a slight increase in pricing to customers offset by a decrease due to portfolio management activities in the prior year. Growth in the Company's Residential and Infrastructure segments, along with revenue of $1.3 million generated from a recent acquisition, was more than offset by $4.5 million of sales related to portfolio management along with an anticipated decline in revenue in the Company's Renewables segment. Consolidated backlog decreased 3% to $340 million, as compared to the end of the prior year quarter.
Net sales in the Company's Renewables segment decreased $7.7 million, or 13.0%, to $51.5 million for the three months ended March 31, 2024 compared to $59.2 million for the three months ended March 31, 2023. Revenue declined due to the rapid customer transition to a recently launched tracker product, which currently has a longer supply lead time than fixed tilt products which largely comprised the demand for prior year quarter's orders and revenues. Portfolio management activities related to the sale of the segment's Japan renewables business in December 2023 also contributed to the decline. Backlog increased 8% from the prior year, on pace with expectations, as end market demand remains robust even as customers await final domestic content tax credit guidance related to the Inflation Reduction Act and navigate project-specific permitting delays.

Net sales in the Company's Residential segment increased $5.6 million, or 3.1%, to $185.1 million for the three months ended March 31, 2024 compared to $179.5 million for the three months ended March 31, 2023. Organic growth of 2.4% was driven by continuing participation gains, growth with customers and geographic expansion. In addition, $1.3 million of revenue was generated by the recent acquisition.
Net sales in the Company's Agtech segment decreased 5.3%, or $1.8 million, to $34.0 million for the three months ended March 31, 2024 compared to $35.9 million for the three months ended March 31, 2023. The revenue declined due to $2.5 million of revenues recorded in the prior year related to portfolio management actions which were partially offset by a slight increase in volume. While backlog decreased 21% year over year due to timing of order flow, subsequent project bookings in April will contribute to backlog and revenue in the coming months.
Net sales in the Company's Infrastructure segment increased 17.1%, or $3.2 million, to $21.9 million for the three months ended March 31, 2024 compared to $18.7 million for the three months ended March 31, 2023. The increase in revenue was due to strong execution, continued solid end market demand and market participation gains. Backlog decreased 10% as expected from the prior year due to the continued progress on a large project, while demand, project design and quoting remain strong.
The Company's consolidated gross margin increased to 28.9% for the three months ended March 31, 2024 compared to 26.2% for the three months ended March 31, 2023. The increase was driven by improved price to material cost alignment, and continued operational efficiencies, along with 80/20 initiatives and favorable business and product mix.
Selling, general, and administrative ("SG&A") expenses increased by $5.1 million, or 10.7% to $52.7 million for the three months ended March 31, 2024 compared to $47.6 million for the three months ended March 31, 2023. The $5.1 million increase was primarily due to higher performance-based compensation expense as compared to the prior year quarter. SG&A expenses as a percentage of net sales increased to 18.1% for the three months ended March 31, 2024 compared to 16.2% for the three months ended March 31, 2023.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

	2024		2023		Total Change
Income from operations:
Renewables	$1,644	3.2%	$2,269	3.8%	$(625)
Residential	34,346	18.6%	29,509	16.4%	4,837
Agtech	2,608	7.7%	2,330	6.5%	278
Infrastructure	4,896	22.4%	2,714	14.5%	2,182
Unallocated Corporate Expenses	(11,758)	(4.0)%	(7,452)	(2.5)%	(4,306)
Consolidated income from operations	$31,736	10.8%	$29,370	10.0%	$2,366
The Renewables segment generated an operating margin of 3.2% in the current year quarter compared to 3.8% in the prior year quarter. The decrease in operating margin was a result of lower volumes and product line mix associated with the ramp up of the new tracker product line in the current year quarter.
The Residential segment generated an operating margin of 18.6% in the current year quarter compared to 16.4% in the prior year quarter. Operating margin improved year over year, driven by continued improvement in execution and ongoing improvement in price/cost management.
The Agtech segment generated an operating margin of 7.7% in the current year quarter compared to 6.5% in the prior year quarter. Operating margin improved year over year due to the impact of restructuring costs incurred in the prior year partially offset by project start date delays and market and product mix across the segment.
The Infrastructure segment generated an operating margin of 22.4% during the three months ended March 31, 2024 compared to 14.5% during the three months ended March 31, 2023. The margin improved year over year driven by increased volume, favorable price/cost alignment, ongoing strong operating execution, 80/20 productivity, and improving product mix.

Unallocated corporate expenses increased $4.3 million from $7.5 million during the three months ended March 31, 2023 to $11.8 million during the three months ended March 31, 2024. The increase in expense was primarily the result of higher performance-based compensation expense as compared to the prior year quarter.
The Company recorded interest income of $0.8 million for the three months ended March 31, 2024, compared to interest expense of $1.5 million for the three months ended March 31, 2023. Expense in the prior year quarter was the result of a $49.9 million outstanding balance on the Company's revolving credit facility as of March 31, 2023, while no amounts were outstanding during the three months ended March 31, 2024.
Other income increased year over year with $1.0 million recorded for the three months ended March 31, 2024, compared to $0.4 million recorded for the three months ended March 31, 2023. The change year over year is the combined result of $1.0 million of working capital and other adjustments recorded in the current year quarter, relating to the sale of the Company's Japan-based solar racking business within its Renewables segment and foreign currency translation fluctuations.
The Company recognized a provision for income taxes of $8.6 million and $7.2 million, with effective tax rates of 25.6% and 25.4% for the three months ended March 31, 2024, and 2023, respectively. The effective tax rate for the three months ended March 31, 2024, and 2023, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$146,665	$99,426
Availability on revolving credit facility	396,257	396,056
	$542,922	$495,482
Sources of Liquidity
The Company's primary sources of liquidity are comprised of cash on hand and its available borrowing capacity provided under the Company's Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million and terminates on December 8, 2027. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. See Note 7 to the Company's consolidated financial statements in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on the Credit Agreement.
Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2024 and December 31, 2023, the Company's foreign subsidiaries held $4.7 million and $6.9 million of cash, respectively.
The Company believes that these sources, together with cash expected to be generated from operations, should provide the Company with ample liquidity and capital resources to meet its cash requirements and to continue to invest in operational excellence, growth initiatives and the development of the organization.
Uses of Cash / Cash Requirements
The Company's material short-term cash requirements primarily include accounts payable, certain employee and retiree benefit-related obligations, operating lease obligations, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. The Company's principal capital requirements are to fund its operations' working capital and capital improvements, as well as provide capital for acquisitions and to strategically allocate capital through repurchases of Company stock under the Company's current authorized program ending May 2, 2025. The Company will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate its business.
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
Except as disclosed above, there have been no material changes in the Company's cash requirements since December 31, 2023, the end of fiscal year 2023. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2024	2023
Cash provided by (used in):
Operating activities	$53,181	$38,045
Investing activities	(4,366)	(1,636)
Financing activities	(1,434)	(46,509)
Effect of foreign exchange rate changes	(142)	(11)
Net increase (decrease) in cash and cash equivalents	$47,239	$(10,111)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 of $53.2 million consisted of net income of $24.9 million, non-cash net charges totaling $11.0 million, which include depreciation, amortization, stock-based compensation, exit activity recoveries and other non-cash charges, and $17.3 million of cash generated from working capital and other net operating assets. The cash generated from working capital and other net operating assets was largely due to increases in accounts payable, the result of the timing of purchases and vendor payments, partially offset by investment in inventory to align with anticipated seasonal sales volumes increases.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 of $4.4 million consisted of net capital expenditures.
Net cash used in investing activities for the three months ended March 31, 2023 of $1.6 million was primarily due to capital expenditures of $2.2 million, offset by receipt of the $0.6 million final working capital settlement resulting from the 2022 acquisition of QAP.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 of $1.4 million consisted of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Net cash used in financing activities for the three months ended March 31, 2023 of $46.5 million consisted of net long-term debt payments of $39.0 million and $7.5 million of common stock repurchases. Net long-term debt payments consisted of $50.0 million in long-term debt payments, offset by $11.0 million in proceeds from borrowing on the Company's long-term debt credit facility. The Company repurchased 153,537 shares under the Company's authorized share repurchase program which totaled $5.6 million paid during the three months ended March 31, 2023 with the balance repurchased common stock of $1.9 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the three months ended March 31, 2024 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 1 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, interest rates, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. In the current year, there have been no material changes in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
(b)Changes in Internal Control over Financial Reporting
The Company implemented a new Enterprise Resource Planning (“ERP”) system for one of the Company's operating units in the Residential segment during the quarter ended March 31, 2024. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of this ERP system, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

There were no material legal proceedings terminated, settled, or otherwise resolved during the quarter ended March 31, 2024.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended March 31, 2024, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The Company did not purchase shares during the quarter ended March 31, 2024 and the dollar value of shares that may yet be purchased under the program was $88,943,472.
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
Date: May 1, 2024