Form 10-Q
period 2024-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2024-07-31
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of July 29, 2024, the number of shares of common stock outstanding was: 30,479,037.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$353,005	$364,914	$645,511	$658,181
Cost of sales	257,132	268,175	465,250	484,513
Gross profit	95,873	96,739	180,261	173,668
Selling, general, and administrative expense	53,404	53,662	106,056	101,221
Income from operations	42,469	43,077	74,205	72,447
Interest (income) expense	(1,495)	1,308	(2,245)	2,799
Other expense (income)	347	(509)	(674)	(906)
Income before taxes	43,617	42,278	77,124	70,554
Provision for income taxes	11,419	11,555	19,980	18,732
Net income	$32,198	$30,723	$57,144	$51,822

Net earnings per share:
Basic	$1.05	$1.01	$1.87	$1.69
Diluted	$1.05	$1.00	$1.86	$1.68
Weighted average shares outstanding:
Basic	30,588	30,554	30,580	30,725
Diluted	30,791	30,684	30,801	30,846
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,198	$30,723	$57,144	$51,822
Other comprehensive loss:
Foreign currency translation adjustment	(418)	(576)	(1,382)	(683)
Total comprehensive income	$31,780	$30,147	$55,762	$51,139
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,102	$99,426
Accounts receivable, net of allowance of $5,563 and $5,572, respectively	259,358	224,550
Inventories, net	134,493	120,503
Prepaid expenses and other current assets	18,912	17,772
Total current assets	591,865	462,251
Property, plant, and equipment, net	108,314	107,603
Operating lease assets	41,134	44,918
Goodwill	511,590	513,383
Acquired intangibles	121,567	125,980
Other assets	2,471	2,316
	$1,376,941	$1,256,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$140,888	$92,124
Accrued expenses	85,099	88,719
Billings in excess of cost	59,498	44,735
Total current liabilities	285,485	225,578
Deferred income taxes	57,110	57,103
Non-current operating lease liabilities	32,601	35,989
Other non-current liabilities	26,074	22,783
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,274 and 34,219 shares issued and outstanding in 2024 and 2023	343	342
Additional paid-in capital	338,978	332,621
Retained earnings	795,655	738,511
Accumulated other comprehensive loss	(3,496)	(2,114)
Cost of 3,797 and 3,778 common shares held in treasury in 2024 and 2023	(155,809)	(154,362)
Total stockholders’ equity	975,671	914,998
	$1,376,941	$1,256,451
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$57,144	$51,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,416	13,665
Stock compensation expense	6,358	5,056
Exit activity costs (recoveries), non-cash	163	(23)
Provision for deferred income taxes	—	179
Other, net	2,347	2,680
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(33,828)	(54,979)
Inventories	(13,794)	12,130
Other current assets and other assets	(3,791)	4,069
Accounts payable	48,518	48,327
Accrued expenses and other non-current liabilities	13,120	31,168
Net cash provided by operating activities	89,653	114,094
Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(8,707)	(5,284)
Acquisitions, net of cash acquired	—	554
Net proceeds from sale of business	350	—
Net cash used in investing activities	(8,357)	(4,730)
Cash Flows from Financing Activities
Long-term debt payments	—	(120,000)
Proceeds from long-term debt	—	40,800
Purchase of common stock at market prices	(1,447)	(28,770)
Net cash used in financing activities	(1,447)	(107,970)
Effect of exchange rate changes on cash	(173)	(381)
Net increase in cash and cash equivalents	79,676	1,013
Cash and cash equivalents at beginning of year	99,426	17,608
Cash and cash equivalents at end of period	$179,102	$18,621
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	34,266	$343	$335,259	$763,457	$(3,078)	3,797	$(155,796)	$940,185
Net income	—	—	—	32,198	—	—	—	32,198
Foreign currency translation adjustment	—	—	—	—	(418)	—	—	(418)
Stock compensation expense	—	—	3,719	—	—	—	—	3,719
Net settlement of restricted stock units	1	—	—	—	—	—	(13)	(13)
Awards of common stock	7	—	—	—	—	—	—	—
Balance at June 30, 2024	34,274	$343	$338,978	$795,655	$(3,496)	3,797	$(155,809)	$975,671

Balance at March 31, 2023	34,148	$341	$324,466	$649,077	$(3,539)	3,389	$(134,958)	$835,387
Net income	—	—	—	30,723	—	—	—	30,723
Foreign currency translation adjustment	—	—	—	—	(576)	—	—	(576)
Stock compensation expense	—	—	3,462	—	—	—	—	3,462
Net settlement of restricted stock units	38	1	(1)	—	—	14	(874)	(874)
Awards of common stock	8	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	367	(17,812)	(17,812)
Balance at June 30, 2023	34,194	$342	$327,927	$679,800	$(4,115)	3,770	$(153,644)	$850,310
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	34,219	$342	$332,621	$738,511	$(2,114)	3,778	$(154,362)	$914,998
Net income	—	—	—	57,144	—	—	—	57,144
Foreign currency translation adjustment	—	—	—	—	(1,382)	—	—	(1,382)
Stock compensation expense	—	—	6,358	—	—	—	—	6,358
Net settlement of restricted stock units	48	1	(1)	—	—	19	(1,447)	(1,447)
Awards of common stock	7	—	—	—	—	—	—	—
Balance at June 30, 2024	34,274	$343	$338,978	$795,655	$(3,496)	3,797	$(155,809)	$975,671

Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	51,822	—	—	—	51,822
Foreign currency translation adjustment	—	—	—	—	(683)	—	—	(683)
Stock compensation expense	—	—	5,056	—	—	—	—	5,056
Net settlement of restricted stock units	126	2	(2)	—	—	50	(2,803)	(2,803)
Awards of common stock	8	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	521	(25,181)	(25,181)
Balance at June 30, 2023	34,194	$342	$327,927	$679,800	$(4,115)	3,770	$(153,644)	$850,310
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
(2)    ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade accounts receivable	$226,066	$178,087
Costs in excess of billings	38,855	52,035
Total accounts receivable	264,921	230,122
Less allowance for doubtful accounts and contract assets	(5,563)	(5,572)
Accounts receivable, net	$259,358	$224,550
Refer to Note 3 "Revenue" concerning the Company's costs in excess of billings.
The following table provides a roll-forward of the allowance for credit losses, for the six month period ended June 30, 2024, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2024	$5,572
Bad debt expense, net of recoveries	47
Accounts written off against allowance and other adjustments	(56)
Ending balance as of June 30, 2024	$5,563
(3)    REVENUE
Sales includes revenue from contracts with customers for roof and foundation ventilation products; centralized mail systems; rain dispersion products; trims and flashings and other accessories; retractable awnings; gutter guards; designing, engineering, manufacturing and installation of solar racking systems; electrical balance of systems; designing, engineering, manufacturing and installation of greenhouses; structural bearings; expansion joints; pavement sealant; elastomeric concrete; and bridge cable protection systems.

Refer to Note 13 "Segment Information" for additional information related to revenue recognized by timing of transfer of control by reportable segment.
As of June 30, 2024, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of June 30, 2024 and December 31, 2023 was $5.8 million and $3.9 million, respectively. The Company recognized revenue of $37.3 million and $33.7 million during the six months ended June 30, 2024 and 2023, respectively, that was included in the contract liabilities balance of $48.7 million and $39.6 million at December 31, 2023 and 2022, respectively.
(4)    INVENTORIES, NET
Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw material	$83,962	$77,489
Work-in-process	10,521	9,508
Finished goods	46,119	42,942
Gross inventory	140,602	129,939
Less reserves	(6,109)	(9,436)
Total inventories, net	$134,493	$120,503
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
(6)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 are as follows (in thousands):

	Residential	Renewables	Agtech	Infrastructure	Total
Balance at December 31, 2023	$213,576	$184,230	$83,899	$31,678	$513,383
Adjustments to prior year acquisitions	(1,110)	—	—	—	(1,110)
Foreign currency translation	—	—	(683)	—	(683)
Balance at June 30, 2024	$212,466	$184,230	$83,216	$31,678	$511,590
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of June 30, 2024 and December 31, 2023, respectively.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of June 30, 2024 which would require an interim impairment test to be performed.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$52,300	$—	$52,300	$—
Finite-lived intangible assets:
Trademarks	2,550	1,665	5,773	4,714
Unpatented technology	31,781	23,143	34,133	24,295
Customer relationships	100,993	41,397	110,649	48,088
Non-compete agreements	719	571	2,376	2,154
	136,043	66,776	152,931	79,251
Total acquired intangible assets	$188,343	$66,776	$205,231	$79,251

The following table summarizes the acquired intangible asset amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$2,639	$2,760	$5,357	$5,526
Amortization expense related to acquired intangible assets for the remainder of fiscal 2024 and the next five years thereafter is estimated as follows (in thousands):

	2024	2025	2026	2027	2028	2029
Amortization expense	$5,281	$10,487	$9,454	$8,071	$7,276	$7,227
(7)    LONG-TERM DEBT
The Company had no outstanding debt as of June 30, 2024 and December 31, 2023. Unamortized debt issuance costs, included in other assets on the consolidated balance sheets, as of June 30, 2024 and December 31, 2023 were $1.6 million and $1.7 million, respectively.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of June 30, 2024, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
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
Standby letters of credit of $4.9 million have been issued under the Credit Agreement to third parties on behalf of the Company as of June 30, 2024. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $395.1 million and $396.1 million of availability under the revolving credit facility as of June 30, 2024 and December 31, 2023, respectively.
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

Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted during the six months ended June 30, along with the weighted-average grant-date fair value of each award:

	2024		2023
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards (2)	Weighted- Average Grant-Date Fair Value
Performance stock units (1)	58,582	$77.70	85,323	$53.22
Restricted stock units	33,846	$77.95	53,862	$53.49
Deferred stock units	3,340	$68.86	6,351	$54.33
Common shares	6,680	$68.86	8,468	$54.33
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
(2)    PSUs granted in the first quarter of 2023 include 7,825 units that were forfeited in the third quarter of 2023 and 154,996 units that will be converted to shares and issued to recipients in the first quarter of 2026, representing 200.0% of the target amount granted and not subsequently forfeited, based on the Company's actual ROIC compared to ROIC target for the performance period ended December 31, 2023.
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
Total MSPP liabilities recorded on the consolidated balance sheet as of June 30, 2024 were $24.1 million, of which $2.6 million was included in current accrued expenses and $21.5 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2023 were $20.0 million, of which $2.0 million was included in current accrued expenses and $18.0 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $21.0 million and $17.3 million at June 30, 2024 and December 31, 2023, respectively.
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities during the six months ended June 30,:

	2024	2023
Restricted stock units credited	41,435	44,102
MSPP liabilities paid (in thousands)	$2,053	$2,147
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

The reserve for product warranties is presented within accrued expenses on the Company’s consolidated balance sheets. Activity in the product warranties is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$10,068	$6,163	$9,139	$6,251
Provisions for product warranties, net of reductions	3,167	1,219	4,096	1,131
Ending balance	$13,235	$7,382	$13,235	$7,382
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
As a result of process simplification initiatives, the Company has incurred exit activity costs related to moving and closing costs and severance, along with asset impairment costs (recoveries) related to the write-down of inventory and other charges associated with discontinued product lines. Additionally, the Company has incurred the aforementioned costs resulting from the sale and/or closure of facilities including costs recorded during the six months ended June 30, 2023.
The following tables set forth the exit activity costs and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above (in thousands):

	Three Months Ended June 30,
	2024			2023
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$145	$—	$145	$—	$—	$—
Renewables	4,214	235	4,449	2,909	40	2,949
Agtech	11	—	11	156	—	156
Infrastructure	—	—	—	—	—	—
Corporate	4	—	4	—	—	—
Total	$4,374	$235	$4,609	$3,065	$40	$3,105

	Six Months Ended June 30,
	2024			2023
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$145	$(72)	$73	$114	$—	$114
Renewables	4,483	235	4,718	2,909	(23)	2,886
Agtech	149	—	149	717	—	717
Infrastructure	—	—	—	—	—	—
Corporate	4	—	4	—	—	—
Total	$4,781	$163	$4,944	$3,740	$(23)	$3,717

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$4,171	$3,098	$4,099	$3,611
Selling, general, and administrative expense	438	7	845	106
Total exit activity and asset impairment charges	$4,609	$3,105	$4,944	$3,717
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s restructuring efforts (in thousands):

	2024	2023
Balance at January 1	$6,725	$2,417
Exit activity costs recognized	4,781	3,740
Cash payments	(1,893)	(2,377)
Balance at June 30	$9,613	$3,780
(11)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes (in thousands)	$11,419	$11,555	$19,980	$18,732
Effective tax rate	26.2%	27.3%	25.9%	26.6%
The effective tax rate for the three and six months ended June 30, 2024 and 2023, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
(12)    EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$32,198	$30,723	$57,144	$51,822
Denominator for basic earnings per share:
Weighted average shares outstanding	30,588	30,554	30,580	30,725
Denominator for diluted earnings per share:
Weighted average shares outstanding	30,588	30,554	30,580	30,725
Common stock options and stock units	203	130	221	121
Weighted average shares and conversions	30,791	30,684	30,801	30,846

The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock units	13	19	2	17
(13)    SEGMENT INFORMATION
The Company is organized into four reportable segments on the basis of the production processes, products and services provided by each segment, identified as follows:
(i)Residential, which primarily includes roof and foundation ventilation products, centralized mail systems and electronic package solutions, retractable awnings and gutter guards, rain dispersion products, trims and flashings and other accessories;
(ii)Renewables, which primarily includes designing, engineering, manufacturing and installation of solar racking and electrical balance of systems;
(iii)Agtech, which provides growing solutions including the designing, engineering, manufacturing and installation of greenhouses; and
(iv)Infrastructure, which primarily includes structural bearings, expansion joints and pavement sealant for bridges, airport runways and roadways, elastomeric concrete, and bridge cable protection systems.
When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.
The following table illustrates certain measurements used by management to assess performance of the segments described above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Residential	$214,316	$228,234	$399,427	$407,729
Renewables	79,381	77,459	130,877	136,664
Agtech	34,508	35,028	68,535	70,880
Infrastructure	24,800	24,193	46,672	42,908
Total net sales	$353,005	$364,914	$645,511	$658,181

Income from operations:
Residential	$43,313	$43,959	$77,659	$73,468
Renewables	1,647	5,908	3,291	8,177
Agtech	2,282	(1,117)	4,890	1,213
Infrastructure	6,215	5,828	11,111	8,542
Unallocated corporate expenses	(10,988)	(11,501)	(22,746)	(18,953)
Total income from operations	$42,469	$43,077	$74,205	$72,447

The following table illustrates the total assets of the Company's reportable segments and unallocated corporate assets as of (in thousands):

	June 30, 2024	December 31, 2023
Total assets:
Residential	$537,821	$515,739
Renewables	396,954	377,694
Agtech	167,087	168,213
Infrastructure	84,605	77,518
Unallocated corporate assets	190,474	117,287
	$1,376,941	$1,256,451
The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the (in thousands):

	Three Months Ended June 30, 2024
	Residential	Renewables	Agtech	Infrastructure	Total
Net sales:
Point in Time	$212,524	$8,226	$189	$10,839	$231,778
Over Time	1,792	71,155	34,319	13,961	121,227
Total net sales	$214,316	$79,381	$34,508	$24,800	$353,005

	Three Months Ended June 30, 2023
	Residential	Renewables	Agtech	Infrastructure	Total
Net sales:
Point in Time	$226,618	$10,633	$880	$8,848	$246,979
Over Time	1,616	66,826	34,148	15,345	117,935
Total net sales	$228,234	$77,459	$35,028	$24,193	$364,914

	Six Months Ended June 30, 2024
	Residential	Renewables	Agtech	Infrastructure	Total
Net sales:
Point in Time	$395,856	$15,015	$2,528	$17,149	$430,548
Over Time	3,571	115,862	66,007	29,523	214,963
Total net sales	$399,427	$130,877	$68,535	$46,672	$645,511

	Six Months Ended June 30, 2023
	Residential	Renewables	Agtech	Infrastructure	Total
Net sales:
Point in Time	$404,560	$19,727	$4,803	$14,909	$443,999
Over Time	3,169	116,937	66,077	27,999	214,182
Total net sales	$407,729	$136,664	$70,880	$42,908	$658,181

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
The Company uses certain operating performance measures, specifically consolidated gross margin, operating margin by segment and consolidated operating margin, to manage the Company's businesses, set operational goals, and establish performance targets for incentive compensation for the Company's employees. The Company defines consolidated gross margin as a percentage of total consolidated gross profit to total consolidated net sales. The Company defines operating margin by segment as a percentage of total income from operations by segment to total net sales by segment and consolidated operating margin as a percentage of total consolidated income from operations to total consolidated net sales. The Company believes consolidated gross margin, consolidated operating margin, and operating margin by segment may be useful to investors in evaluating the profitability of the Company's segments and the Company on a consolidated basis.
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the residential, renewable energy, agtech and infrastructure markets.
The Company operates and reports its results in the following four reporting segments:
•Residential
•Renewables
•Agtech
•Infrastructure
The Company serves customers primarily in North America including home improvement retailers, wholesalers, distributors, contractors, renewable energy (solar) developers, and institutional and commercial growers of fruits, vegetables, flowers and other plants.
At June 30, 2024, the Company operated thirty facilities, comprised of twenty-two manufacturing facilities, two distribution centers, and six offices, which are located in fifteen states, Canada, and China. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.

Recent Trends
The Company's customers in the Renewables business continue to be impacted by both ongoing and new trade and regulatory policies and investigations. These include but are not limited to:
•In May 2024, a new investigation was initiated by the U.S. Department of Commerce ("USDOC") claiming potentially illegal trade practices with Cambodia, Malaysia, Thailand and Vietnam, the same four countries named in the 2022 anti-dumping and countervailing duties ("AD/CVD") case, for which resolution is anticipated in 2025;
•Revocation of tariff exemptions on bifacial solar modules by the current presidential administration;
•Expiration in 2024 of the Presidential Executive Order that paused tariffs on imports of solar modules for two years. Modules procured during this pause may have challenges to be installed as required by the December 3, 2024 due to permitting delays still prevailing in the industry; and
•Publication of final guidance from the Department of Treasury relative to rules under the Inflation Reduction Act (IRA) in order to maximize tax incentives.
As these disruptions continue, a portion of our customers paused signing new contracts as they work through trade and/or regulatory items specific to their projects.
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

Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended June 30 (in thousands):

	2024		2023
Net sales	$353,005	100.0%	$364,914	100.0%
Cost of sales	257,132	72.8%	268,175	73.5%
Gross profit	95,873	27.2%	96,739	26.5%
Selling, general, and administrative expense	53,404	15.2%	53,662	14.7%
Income from operations	42,469	12.0%	43,077	11.8%
Interest (income) expense	(1,495)	(0.4)%	1,308	0.3%
Other expense (income)	347	0.0%	(509)	(0.1)%
Income before taxes	43,617	12.4%	42,278	11.6%
Provision for income taxes	11,419	3.3%	11,555	3.2%
Net income	$32,198	9.1%	$30,723	8.4%
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Impact of
	2024	2023	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$214,316	$228,234	$(13,918)	$2,193	$—	$(16,111)
Renewables	79,381	77,459	1,922	—	(4,081)	6,003
Agtech	34,508	35,028	(520)	—	(765)	245
Infrastructure	24,800	24,193	607	—	—	607
Consolidated	$353,005	$364,914	$(11,909)	$2,193	$(4,846)	$(9,256)
Consolidated net sales decreased by $11.9 million, or 3.3%, to $353.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The net sales decrease was largely due to a 3% decrease in organic revenue, the combined result of a 2% volume decline and a 1% decrease in pricing to customers, along with portfolio management activities in the prior year quarter. Growth in the Company's Renewables, Agtech and Infrastructure segments, along with revenue of $2.2 million generated from a recent acquisition, was more than offset by $4.8 million of sales related to portfolio management along with a decline in revenue in the Company's Residential segment. Consolidated backlog decreased 4% to $389 million, as compared to the end of the prior year quarter.
Net sales in the Company's Residential segment decreased $13.9 million, or 6.1%, to $214.3 million for the three months ended June 30, 2024 compared to $228.2 million for the three months ended June 30, 2023. Organic sales decline of 7.1% was impacted by a slowing in end market activity in the business and inventory reduction actions at certain retail customers during the quarter. This decrease was partially offset by participation gains with new and existing customers and geographic expansion in the Rocky Mountain region, along with $2.2 million of revenue generated by the recent acquisition.
Net sales in the Company's Renewables segment increased $1.9 million, or 2.5%, to $79.4 million for the three months ended June 30, 2024 compared to $77.5 million for the three months ended June 30, 2023. The increase was driven by customer uptake to the Company's new tracker product, partially offset by portfolio management activities. Despite a growing pipeline of new projects across all product lines, order backlog decreased 10% during the quarter as some customers paused signing new contracts as they worked through trade and/or regulatory items specific to their projects.
Net sales in the Company's Agtech segment decreased 1.4%, or $0.5 million, to $34.5 million for the three months ended June 30, 2024 compared to $35.0 million for the three months ended June 30, 2023. The revenue decline was the result of portfolio management actions in the prior year. Revenue was impacted by new projects starting later in the current year quarter, with June revenue up significantly over May. Backlog increased 32% year over year in this segment as new projects booked were greater than $90 million during the current year quarter.
Net sales in the Company's Infrastructure segment increased 2.5%, or $0.6 million, to $24.8 million for the three months ended June 30, 2024 compared to $24.2 million for the three months ended June 30, 2023. The increase in revenue was driven by continued strong execution and market participation gains. Backlog decreased 12% as expected from the prior year due to the final stages of a large project booked in 2023, while demand and quoting remain strong.
The Company's consolidated gross margin increased to 27.2% for the three months ended June 30, 2024 compared to 26.5% for the three months ended June 30, 2023. The increase was driven by improved price to material cost alignment, and continued operational efficiencies, along with 80/20 initiatives and favorable business and product mix.
Selling, general, and administrative ("SG&A") expenses decreased by $0.3 million, or 0.5% to $53.4 million for the three months ended June 30, 2024 compared to $53.7 million for the three months ended June 30, 2023. The $0.3 million decrease was primarily due to lower performance-based compensation expense as compared to the prior year quarter. SG&A expenses as a percentage of net sales increased to 15.2% for the three months ended June 30, 2024 compared to 14.7% for the three months ended June 30, 2023.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2024		2023		Total Change
Income from operations:
Residential	$43,313	20.2%	$43,959	19.3%	$(646)
Renewables	1,647	2.1%	5,908	7.6%	(4,261)
Agtech	2,282	6.6%	(1,117)	(3.2)%	3,399
Infrastructure	6,215	25.1%	5,828	24.1%	387
Unallocated Corporate Expenses	(10,988)	(3.1)%	(11,501)	(3.2)%	513
Consolidated income from operations	$42,469	12.0%	$43,077	11.8%	$(608)
The Residential segment generated an operating margin of 20.2% in the current year quarter compared to 19.3% in the prior year quarter. Operating margin improved year over year, driven by solid execution and effective price/cost management.

The Renewables segment generated an operating margin of 2.1% in the current year quarter compared to 7.6% in the prior year quarter. The decrease in operating margin was a result of product line mix associated with the ramp up of the new tracker product line in the current year quarter. Furthermore, margin was impacted by restructuring charges incurred during the quarter related to addressing customer issues arising from the discontinued legacy solar tracker solution. This margin decrease was partially offset by strong execution and field efficiencies on projects underway.
The Agtech segment generated an operating margin of 6.6% in the current year quarter compared to (3.2)% in the prior year quarter. Operating margin improved year over year due to the impact of portfolio management charges related to the liquidation of the processing business incurred in the prior year partially offset by a product mix shift in projects across the segment during the current year.
The Infrastructure segment generated an operating margin of 25.1% during the three months ended June 30, 2024 compared to 24.1% during the three months ended June 30, 2023. The margin improved year over year due to favorable price/cost alignment, ongoing strong operating execution, 80/20 productivity, and improving product mix.
Unallocated corporate expenses decreased $0.5 million from $11.5 million during the three months ended June 30, 2023 to $11.0 million during the three months ended June 30, 2024. The decrease in expense was primarily the result of lower performance-based compensation expense as compared to the prior year quarter.
The Company recorded interest income of $1.5 million for the three months ended June 30, 2024, compared to interest expense of $1.3 million for the three months ended June 30, 2023. Income during the current year quarter was the result of earnings on certain interest-bearing cash accounts. Expense in the prior year quarter was the result of an outstanding balance on the Company's revolving credit facility for the three months ended June 30, 2023, while no amounts were outstanding during the three months ended June 30, 2024.
The Company recorded other expense of $0.3 million for the three months ended June 30, 2024, compared to other income of $0.5 million recorded for the three months ended June 30, 2023. The change year over year is the result of costs related to the liquidation of the processing business.
The Company recognized a provision for income taxes of $11.4 million and $11.6 million, with effective tax rates of 26.2% and 27.3% for the three months ended June 30, 2024, and 2023, respectively. The effective tax rate for the three months ended June 30, 2024, and 2023, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following table sets forth selected results of operations data and its percentage of net sales for the six months ended June 30 (in thousands):

	2024		2023
Net sales	$645,511	100.0%	$658,181	100.0%
Cost of sales	465,250	72.1%	484,513	73.6%
Gross profit	180,261	27.9%	173,668	26.4%
Selling, general, and administrative expense	106,056	16.4%	101,221	15.4%
Income from operations	74,205	11.5%	72,447	11.0%
Interest (income) expense	(2,245)	(0.3)%	2,799	0.4%
Other income	(674)	(0.1)%	(906)	(0.1)%
Income before taxes	77,124	11.9%	70,554	10.7%
Provision for income taxes	19,980	3.0%	18,732	2.8%
Net income	$57,144	8.9%	$51,822	7.9%

The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

				Impact of
	2024	2023	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$399,427	$407,729	$(8,302)	$3,480	$—	$(11,782)
Renewables	130,877	136,664	(5,787)	—	(6,031)	244
Agtech	68,535	70,880	(2,345)	—	(3,279)	934
Infrastructure	46,672	42,908	3,764	—	—	3,764
Consolidated	$645,511	$658,181	$(12,670)	$3,480	$(9,310)	$(6,840)
Consolidated net sales decreased by $12.7 million, or 1.9%, to $645.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The net sales decrease was the combined result of volume decline in the Company's Residential segment along with portfolio management activities in the prior year. This decrease was partially offset by growth in the Company's Infrastructure, Agtech and Renewables segments, along with revenue of $3.5 million generated from a recent acquisition. Consolidated backlog decreased 4% to $389 million, as compared to the end of the prior year period.
Net sales in the Company's Residential segment decreased $8.3 million, or 2.0%, to $399.4 million for the six months ended June 30, 2024 compared to $407.7 million for the six months ended June 30, 2023. Organic decline of 2.9% was impacted by a slowing in end market activity in the business and inventory reduction actions at certain retail customers during the latter part of the six month period. This decrease was partially offset by participation gains with new and existing customers and geographic expansion in the Rocky Mountain region, along with $3.5 million of revenue generated by the recent acquisition.
Net sales in the Company's Renewables segment decreased $5.8 million, or 4.2%, to $130.9 million for the six months ended June 30, 2024 compared to $136.7 million for the six months ended June 30, 2023. The decline in net sales was the result of portfolio management actions in the prior year. Despite a growing pipeline of new projects across all product lines, order backlog decreased 10% from the prior year as some customers paused signing new contracts as they worked through trade and/or regulatory items specific to their projects.
Net sales in the Company's Agtech segment decreased 3.2%, or $2.3 million, to $68.5 million for the six months ended June 30, 2024 compared to $70.9 million for the six months ended June 30, 2023. The revenue declined due to $3.3 million of revenues recorded in the prior year related to portfolio management actions which were partially offset by timing of new contract signings, as projects recently booked began to generate revenue during the latter part of the current year period. Backlog increased 32% year over year in this segment as new projects booked were greater than $90 million during the current year quarter.
Net sales in the Company's Infrastructure segment increased 8.9%, or $3.8 million, to $46.7 million for the six months ended June 30, 2024 compared to $42.9 million for the six months ended June 30, 2023. The increase in revenue was driven by continued strong execution and market participation gains. Backlog decreased 12% as expected from the prior year due to the final stages of a large project booked in 2023, while demand and quoting remain strong.
The Company's consolidated gross margin increased to 27.9% for the six months ended June 30, 2024 compared to 26.4% for the six months ended June 30, 2023. The increase was driven by improved price to material cost alignment, and continued operational efficiencies, along with 80/20 initiatives and favorable business and product mix.
SG&A expenses increased by $4.8 million, or 4.8% to $106.1 million for the six months ended June 30, 2024 compared to $101.2 million for the six months ended June 30, 2023. The $4.8 million increase was primarily due to higher performance-based compensation expense as compared to the prior year. SG&A expenses as a percentage of net sales increased to 16.4% for the six months ended June 30, 2024 compared to 15.4% for the six months ended June 30, 2023.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2024		2023		Total Change
Income from operations:
Residential	$77,659	19.4%	$73,468	18.0%	$4,191
Renewables	3,291	2.5%	8,177	6.0%	(4,886)
Agtech	4,890	7.1%	1,213	1.7%	3,677
Infrastructure	11,111	23.8%	8,542	19.9%	2,569
Unallocated Corporate Expenses	(22,746)	(3.5)%	(18,953)	(2.9)%	(3,793)
Consolidated income from operations	$74,205	11.5%	$72,447	11.0%	$1,758
The Residential segment generated an operating margin of 19.4% in the current year compared to 18.0% in the prior year. Operating margin improved year over year, driven by solid execution, effective price/cost management and 80/20 productivity.
The Renewables segment generated an operating margin of 2.5% in the current year compared to 6.0% in the prior year. The decrease in operating margin was a result of product line mix associated with the ramp up of the new tracker product line in the current year along with the impact of restructuring activities related to addressing customer issues arising from the discontinued legacy solar tracker solution and prior year portfolio management actions, partially offset by strong execution and field efficiencies on projects underway.
The Agtech segment generated an operating margin of 7.1% in the current year compared to 1.7% in the prior year. Operating margin improved year over year due to the impact of restructuring costs incurred in the prior year partially offset by product mix across the segment.
The Infrastructure segment generated an operating margin of 23.8% during the six months ended June 30, 2024 compared to 19.9% during the six months ended June 30, 2023. The margin improved year over year driven by favorable price/cost alignment, ongoing strong operating execution, 80/20 productivity, and improving product mix.
Unallocated corporate expenses increased $3.8 million from $19.0 million during the six months ended June 30, 2023 to $22.7 million during the six months ended June 30, 2024. The increase in expense was primarily the result of higher performance-based compensation expense as compared to the prior year.
The Company recorded interest income of $2.2 million for the six months ended June 30, 2024, compared to interest expense of $2.8 million for the six months ended June 30, 2023. Income in the current year was the result of earnings on certain interest-bearing cash accounts. Expense in the prior year was the result of an outstanding balance on the Company's revolving credit facility for the six months ended June 30, 2023, while no amounts were outstanding during the six months ended June 30, 2024.
Other income decreased year over year with $0.7 million recorded for the six months ended June 30, 2024, compared to $0.9 million recorded for the six months ended June 30, 2023. The change year over year is the combined result of $1.0 million of working capital and other adjustments recorded in the current year, relating to the sale of the Company's Japan-based solar racking business within its Renewables segment, costs related to the liquidation of the processing business and foreign currency translation fluctuations.
The Company recognized a provision for income taxes of $20.0 million and $18.7 million, with effective tax rates of 25.9% and 26.6% for the six months ended June 30, 2024, and 2023, respectively. The effective tax rate for the six months ended June 30, 2024, and 2023, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$179,102	$99,426
Availability on revolving credit facility	395,055	396,056
	$574,157	$495,482
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
Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2024 and December 31, 2023, the Company's foreign subsidiaries held $14.2 million and $6.9 million of cash, respectively.
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
Over the long-term, the Company expects that future investments, including strategic business acquisitions, may be financed through a number of sources, including internally available cash, availability under the Credit Agreement, new debt financing, the issuance of equity securities, or any combination of the aforementioned.
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
Except as disclosed above, there have been no material changes in the Company's cash requirements since December 31, 2023. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2024	2023
Cash provided by (used in):
Operating activities	$89,653	$114,094
Investing activities	(8,357)	(4,730)
Financing activities	(1,447)	(107,970)
Effect of foreign exchange rate changes	(173)	(381)
Net increase in cash and cash equivalents	$79,676	$1,013
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 of $89.7 million consisted of net income of $57.1 million, non-cash net charges totaling $22.4 million, which include depreciation, amortization, stock-based compensation, exit activity costs and other non-cash charges, and $10.2 million of cash generated from working capital and other net operating assets. The cash generated from working capital and other net operating assets was largely due to increases in accounts payable, the result of the timing of purchases and vendor payments, and billings in excess of costs, the result of increased advance payments from and billings to customers on projects. These activities were partially offset by increases in accounts receivable and inventory, largely the result of seasonal demand.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 of $8.4 million was primarily due to net capital expenditures of $8.7 million, offset by receipt of the $0.3 million final working capital settlement resulting from the sale of the Company's Japan-based solar racking business in the Company's Renewables segment in the fourth quarter of 2023.
Net cash used in investing activities for the six months ended June 30, 2023 of $4.7 million was primarily due to net capital expenditures of $5.3 million, offset by receipt of the $0.6 million final working capital settlement resulting from the 2022 acquisition of QAP.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 of $1.4 million consisted of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
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

Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the six months ended June 30, 2024 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
There were no material legal proceedings terminated, settled, or otherwise resolved during the quarter ended June 30, 2024.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended June 30, 2024, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The Company did not purchase shares during the quarter ended June 30, 2024 and the dollar value of shares that may yet be purchased under the program was $88,943,472.
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
Date: July 31, 2024