Form 10-Q
period 2024-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2024-10-30
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 28, 2024, the number of shares of common stock outstanding was: 30,341,121.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$361,196	$390,744	$1,006,707	$1,048,925
Cost of sales	267,670	285,360	732,920	769,873
Gross profit	93,526	105,384	273,787	279,052
Selling, general, and administrative expense	49,528	52,194	155,584	153,415
Income from operations	43,998	53,190	118,203	125,637
Interest (income) expense	(1,931)	417	(4,176)	3,216
Other expense (income)	455	(1,040)	(219)	(1,946)
Income before taxes	45,474	53,813	122,598	124,367
Provision for income taxes	11,435	14,536	31,415	33,268
Net income	$34,039	$39,277	$91,183	$91,099

Net earnings per share:
Basic	$1.11	$1.29	$2.98	$2.97
Diluted	$1.11	$1.28	$2.96	$2.96
Weighted average shares outstanding:
Basic	30,530	30,485	30,564	30,638
Diluted	30,750	30,715	30,788	30,808
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$34,039	$39,277	$91,183	$91,099
Other comprehensive income (loss):
Foreign currency translation adjustment	703	(1,368)	(679)	(2,051)
Total comprehensive income	$34,742	$37,909	$90,504	$89,048
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$228,879	$99,426
Trade receivables, net of allowance of $5,418 and $5,351, respectively	206,842	172,736
Costs in excess of billings, net	41,603	51,814
Inventories, net	138,171	120,503
Prepaid expenses and other current assets	26,796	17,772
Total current assets	642,291	462,251
Property, plant, and equipment, net	109,811	107,603
Operating lease assets	39,153	44,918
Goodwill	511,941	513,383
Acquired intangibles	118,983	125,980
Other assets	2,411	2,316
	$1,424,590	$1,256,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$163,295	$92,124
Accrued expenses	89,510	88,719
Billings in excess of cost	53,788	44,735
Total current liabilities	306,593	225,578
Deferred income taxes	56,497	57,103
Non-current operating lease liabilities	30,990	35,989
Other non-current liabilities	27,277	22,783
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,298 and 34,219 shares issued and outstanding in 2024 and 2023	343	342
Additional paid-in capital	341,306	332,621
Retained earnings	829,694	738,511
Accumulated other comprehensive loss	(2,793)	(2,114)
Cost of 3,944 and 3,778 common shares held in treasury in 2024 and 2023	(165,317)	(154,362)
Total stockholders’ equity	1,003,233	914,998
	$1,424,590	$1,256,451
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$91,183	$91,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,237	20,574
Stock compensation expense	8,686	7,257
Exit activity costs, non-cash	163	572
(Benefit of) provision for deferred income taxes	(615)	179
Other, net	4,160	2,945
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	(23,995)	(44,331)
Inventories	(18,131)	30,431
Other current assets and other assets	(11,781)	(1,426)
Accounts payable	70,867	53,198
Accrued expenses and other non-current liabilities	13,561	46,158
Net cash provided by operating activities	154,335	206,656
Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(14,326)	(7,976)
Acquisitions, net of cash acquired	—	(9,863)
Net proceeds from sale of business	350	—
Net cash used in investing activities	(13,976)	(17,839)
Cash Flows from Financing Activities
Long-term debt payments	—	(141,000)
Proceeds from long-term debt	—	50,000
Purchase of common stock at market prices	(10,940)	(29,182)
Net cash used in financing activities	(10,940)	(120,182)
Effect of exchange rate changes on cash	34	(778)
Net increase in cash and cash equivalents	129,453	67,857
Cash and cash equivalents at beginning of year	99,426	17,608
Cash and cash equivalents at end of period	$228,879	$85,465
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	34,274	$343	$338,978	$795,655	$(3,496)	3,797	$(155,809)	$975,671
Net income	—	—	—	34,039	—	—	—	34,039
Foreign currency translation adjustment	—	—	—	—	703	—	—	703
Stock compensation expense	—	—	2,328	—	—	—	—	2,328
Net settlement of restricted stock units	24	—	—	—	—	8	(506)	(506)
Excise tax on repurchase of common stock	—	—	—	—	—	—	(15)	(15)
Common stock repurchased under stock repurchase program	—	—	—	—	—	139	(8,987)	(8,987)
Balance at September 30, 2024	34,298	$343	$341,306	$829,694	$(2,793)	3,944	$(165,317)	$1,003,233

Balance at June 30, 2023	34,194	$342	$327,927	$679,800	$(4,115)	3,770	$(153,644)	$850,310
Net income	—	—	—	39,277	—	—	—	39,277
Foreign currency translation adjustment	—	—	—	—	(1,368)	—	—	(1,368)
Stock compensation expense	—	—	2,201	—	—	—	—	2,201
Net settlement of restricted stock units	18	—	—	—	—	6	(412)	(412)
Excise tax on repurchase of common stock	—	—	—	—	—	—	(159)	(159)
Balance at September 30, 2023	34,212	$342	$330,128	$719,077	$(5,483)	3,776	$(154,215)	$889,849
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	34,219	$342	$332,621	$738,511	$(2,114)	3,778	$(154,362)	$914,998
Net income	—	—	—	91,183	—	—	—	91,183
Foreign currency translation adjustment	—	—	—	—	(679)	—	—	(679)
Stock compensation expense	—	—	8,686	—	—	—	—	8,686
Net settlement of restricted stock units	72	1	(1)	—	—	27	(1,953)	(1,953)
Awards of common stock	7	—	—	—	—	—	—	—
Excise tax on repurchase of common stock	—	—	—	—	—	—	(15)	(15)
Common stock repurchased under stock repurchase program	—	—	—	—	—	139	(8,987)	(8,987)
Balance at September 30, 2024	34,298	$343	$341,306	$829,694	$(2,793)	3,944	$(165,317)	$1,003,233

Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	91,099	—	—	—	91,099
Foreign currency translation adjustment	—	—	—	—	(2,051)	—	—	(2,051)
Stock compensation expense	—	—	7,257	—	—	—	—	7,257
Net settlement of restricted stock units	144	2	(2)	—	—	56	(3,215)	(3,215)
Awards of common stock	8	—	—	—	—	—	—	—
Excise tax on repurchase of common stock	—	—	—	—	—	—	(159)	(159)
Common stock repurchased under stock repurchase program	—	—	—	—	—	521	(25,181)	(25,181)
Balance at September 30, 2023	34,212	$342	$330,128	$719,077	$(5,483)	3,776	$(154,215)	$889,849
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
The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The Company has presented net costs in excess of billings separately on its consolidated balance sheet as of December 31, 2023 to conform with current year presentation.
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
(2)    TRADE RECEIVABLES, NET
The following table provides a roll-forward of the allowance for credit losses, for the nine month period ended September 30, 2024, that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2024	$5,351
Bad debt expense, net of recoveries	693
Accounts written off against allowance and other adjustments	(626)
Ending balance as of September 30, 2024	$5,418
(3)    REVENUE
Sales includes revenue from contracts with customers for roof and foundation ventilation products, centralized mail systems, rain dispersion products, trims and flashings and other accessories, retractable awnings and gutter guards; designing, engineering, manufacturing and installation of solar racking systems and electrical balance of systems; designing, engineering, manufacturing and installation of greenhouses; structural bearings, expansion joints, pavement sealant, elastomeric concrete and bridge cable protection systems.
Refer to Note 13 "Segment Information" for additional information related to revenue recognized by timing of transfer of control by reportable segment.
As of September 30, 2024, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
For the three and nine months ended September 30, 2024 and 2023, respectively, there were no changes to estimated total costs to be incurred related to any individual contract that materially impacted the Company's consolidated financial statements.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of September 30, 2024 and December 31, 2023 was $4.3 million and $3.9 million, respectively. The Company recognized revenue of $41.7 million and $32.2 million during the nine months ended September 30, 2024 and 2023, respectively, that was included in the contract liabilities balance of $48.7 million and $39.6 million at December 31, 2023 and 2022, respectively.
(4)    INVENTORIES, NET
Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw material	$93,645	$77,489
Work-in-process	14,205	9,508
Finished goods	35,926	42,942
Gross inventory	143,776	129,939
Less reserves	(5,605)	(9,436)
Total inventories, net	$138,171	$120,503
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
(6)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are as follows (in thousands):

	Residential	Renewables	Agtech	Infrastructure	Total
Balance at December 31, 2023	$213,576	$184,230	$83,899	$31,678	$513,383
Adjustments to prior year acquisitions	(1,110)	—	—	—	(1,110)
Foreign currency translation	—	—	(332)	—	(332)
Balance at September 30, 2024	$212,466	$184,230	$83,567	$31,678	$511,941
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of September 30, 2024 and December 31, 2023.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of September 30, 2024 which would require an interim impairment test to be performed.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$52,300	$—	$52,300	$—
Finite-lived intangible assets:
Trademarks	2,550	1,719	5,773	4,714
Unpatented technology	31,818	23,730	34,133	24,295
Customer relationships	101,051	43,399	110,649	48,088
Non-compete agreements	722	610	2,376	2,154
	136,141	69,458	152,931	79,251
Total acquired intangible assets	$188,441	$69,458	$205,231	$79,251
The following table summarizes the acquired intangible asset amortization expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$2,679	$2,893	$8,036	$8,419
Amortization expense related to acquired intangible assets for the remainder of fiscal 2024 and the next five years thereafter is estimated as follows (in thousands):

	2024	2025	2026	2027	2028	2029
Amortization expense	$2,640	$10,486	$9,453	$8,070	$7,275	$7,226

(7)    LONG-TERM DEBT
The Company had no outstanding debt as of September 30, 2024 and December 31, 2023. Unamortized debt issuance costs, included in other assets on the consolidated balance sheets, as of September 30, 2024 and December 31, 2023 were $1.4 million and $1.7 million, respectively.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of September 30, 2024, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
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
Standby letters of credit of $4.9 million have been issued under the Credit Agreement to third parties on behalf of the Company as of September 30, 2024. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $395.1 million and $396.1 million of availability under the revolving credit facility as of September 30, 2024 and December 31, 2023, respectively.
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

Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted during the nine months ended September 30, along with the weighted-average grant-date fair value of each award:

	2024		2023
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards (2)	Weighted- Average Grant-Date Fair Value
Performance stock units (1)	60,765	$77.28	85,323	$53.22
Restricted stock units	75,171	$72.22	89,713	$61.21
Deferred stock units	3,340	$68.86	6,351	$54.33
Common shares	6,680	$68.86	8,468	$54.33
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
Total MSPP liabilities recorded on the consolidated balance sheet as of September 30, 2024 were $24.8 million, of which $2.7 million was included in current accrued expenses and $22.1 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2023 were $20.0 million, of which $2.0 million was included in current accrued expenses and $18.0 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $19.3 million and $17.3 million at September 30, 2024 and December 31, 2023, respectively.
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities during the nine months ended September 30,:

	2024	2023
Restricted stock units credited	42,476	46,843
MSPP liabilities paid (in thousands)	$2,053	$2,392
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

The reserve for product warranties is presented within accrued expenses on the Company’s consolidated balance sheets. Activity in the product warranties is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$13,235	$7,382	$9,139	$6,251
Provisions for product warranties, net of reductions	3,867	1,652	7,963	2,783
Ending balance	$17,102	$9,034	$17,102	$9,034
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
As a result of process simplification initiatives, the Company has incurred exit activity costs related to moving and closing costs and severance, along with asset impairment costs (recoveries) related to the write-down of inventory and other charges such as warranty costs associated with discontinued product lines. Additionally, the Company has incurred the aforementioned costs resulting from the sale and/or closure of facilities including costs recorded during the nine months ended September 30, 2023.
The following tables set forth the exit activity costs and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above (in thousands):

	Three Months Ended September 30,
	2024			2023
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$106	$—	$106	$22	$654	$676
Renewables	4,641	—	4,641	4,389	(59)	4,330
Agtech	328	—	328	5	—	5
Infrastructure	—	—	—	—	—	—
Corporate	31	—	31	(33)	—	(33)
Total	$5,106	$—	$5,106	$4,383	$595	$4,978

	Nine Months Ended September 30,
	2024			2023
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$251	$(72)	$179	$136	$654	$790
Renewables	9,124	235	9,359	7,298	(82)	7,216
Agtech	477	—	477	722	—	722
Infrastructure	—	—	—	—	—	—
Corporate	35	—	35	(33)	—	(33)
Total	$9,887	$163	$10,050	$8,123	$572	$8,695

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$4,289	$4,544	$8,388	$8,155
Selling, general, and administrative expense	817	434	1,662	540
Total exit activity and asset impairment charges	$5,106	$4,978	$10,050	$8,695
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheet relating to the Company’s restructuring efforts (in thousands):

	2024	2023
Balance at January 1	$6,725	$2,417
Exit activity costs recognized	9,887	8,123
Cash payments	(3,650)	(3,254)
Balance at September 30	$12,962	$7,286
(11)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes (in thousands)	$11,435	$14,536	$31,415	$33,268
Effective tax rate	25.1%	27.0%	25.6%	26.7%
The effective tax rate for the three and nine months ended September 30, 2024 and 2023, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
(12)    EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$34,039	$39,277	$91,183	$91,099
Denominator for basic earnings per share:
Weighted average shares outstanding	30,530	30,485	30,564	30,638
Denominator for diluted earnings per share:
Weighted average shares outstanding	30,530	30,485	30,564	30,638
Common stock options and stock units	220	230	224	170
Weighted average shares and conversions	30,750	30,715	30,788	30,808

The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock units	20	17	—	19
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
(iii)Agtech, which provides growing solutions including the designing, engineering, manufacturing and installation of greenhouses; and
(iv)Infrastructure, which primarily includes structural bearings, expansion joints and pavement sealant for bridges, airport runways and roadways, elastomeric concrete and bridge cable protection systems.
When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.
The following table illustrates certain measurements used by management to assess performance of the segments described above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Residential	$212,363	$227,747	$611,790	$635,476
Renewables	84,064	106,362	214,941	243,026
Agtech	41,527	31,666	110,062	102,546
Infrastructure	23,242	24,969	69,914	67,877
Total net sales	$361,196	$390,744	$1,006,707	$1,048,925

Income from operations:
Residential	$42,055	$42,158	$119,714	$115,626
Renewables	825	12,907	4,116	21,084
Agtech	3,853	2,136	8,743	3,349
Infrastructure	6,494	6,386	17,605	14,928
Unallocated corporate expenses	(9,229)	(10,397)	(31,975)	(29,350)
Total income from operations	$43,998	$53,190	$118,203	$125,637

The following table illustrates the total assets of the Company's reportable segments and unallocated corporate assets as of (in thousands):

	September 30, 2024	December 31, 2023
Residential	$531,021	$515,739
Renewables	400,996	377,694
Agtech	168,645	168,213
Infrastructure	83,783	77,518
Unallocated corporate assets	240,145	117,287
Total assets	$1,424,590	$1,256,451
The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the (in thousands):

	Three Months Ended September 30, 2024
	Residential	Renewables	Agtech	Infrastructure	Total
Point in Time	$210,530	$8,220	$135	$10,657	$229,542
Over Time	1,833	75,844	41,392	12,585	131,654
Total net sales	$212,363	$84,064	$41,527	$23,242	$361,196

	Three Months Ended September 30, 2023
	Residential	Renewables	Agtech	Infrastructure	Total
Point in Time	$225,985	$15,903	$777	$9,922	$252,587
Over Time	1,762	90,459	30,889	15,047	138,157
Total net sales	$227,747	$106,362	$31,666	$24,969	$390,744

	Nine Months Ended September 30, 2024
	Residential	Renewables	Agtech	Infrastructure	Total
Point in Time	$606,386	$23,235	$2,663	$27,806	$660,090
Over Time	5,404	191,706	107,399	42,108	346,617
Total net sales	$611,790	$214,941	$110,062	$69,914	$1,006,707

	Nine Months Ended September 30, 2023
	Residential	Renewables	Agtech	Infrastructure	Total
Point in Time	$630,545	$35,630	$5,580	$24,831	$696,586
Over Time	4,931	207,396	96,966	43,046	352,339
Total net sales	$635,476	$243,026	$102,546	$67,877	$1,048,925

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
At September 30, 2024, the Company operated twenty-eight facilities, comprised of twenty-one manufacturing facilities, two distribution centers, and five offices, which are located in fifteen states, Canada, and China. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.

Recent Trends
The Company's customers in the Renewables business continue to be impacted by regulatory, trade and tax policy changes, uncertainty primarily due to investigations and pending finalization of governmental guidance. These include but are not limited to:
•In May 2024, a second independent anti-dumping and countervailing duties ("AD/CVD") investigation was initiated by the U.S. Department of Commerce claiming potentially illegal trade practices with Cambodia, Malaysia, Thailand and Vietnam, the same four countries named in the 2022 AD/CVD case, for which resolution is anticipated in 2025;
•Expiration in 2024 of the Presidential Executive Order that paused tariffs on imports of solar modules for two years. Modules procured during this pause could be subject to significant tariffs if not installed and operating prior to the December 3, 2024 expiration of the tariff moratorium; and
•The Department of Treasury has not yet published final guidance relative to rules under the Inflation Reduction Act in order to maximize tax incentives.
As this uncertainty continues, a portion of our customers paused signing new contracts as they work through trade and/or regulatory issues specific to their projects, including gathering documents to satisfy solar module import tracking requirements.
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

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended September 30 (in thousands):

	2024		2023
Net sales	$361,196	100.0%	$390,744	100.0%
Cost of sales	267,670	74.1%	285,360	73.0%
Gross profit	93,526	25.9%	105,384	27.0%
Selling, general, and administrative expense	49,528	13.7%	52,194	13.4%
Income from operations	43,998	12.2%	53,190	13.6%
Interest (income) expense	(1,931)	(0.5)%	417	0.1%
Other expense (income)	455	0.1%	(1,040)	(0.3)%
Income before taxes	45,474	12.6%	53,813	13.8%
Provision for income taxes	11,435	3.2%	14,536	3.7%
Net income	$34,039	9.4%	$39,277	10.1%
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Impact of
	2024	2023	Total Change	Portfolio Management	Ongoing Operations
Net sales:
Residential	$212,363	$227,747	$(15,384)	$—	$(15,384)
Renewables	84,064	106,362	(22,298)	(4,760)	(17,538)
Agtech	41,527	31,666	9,861	(780)	10,641
Infrastructure	23,242	24,969	(1,727)	—	(1,727)
Consolidated	$361,196	$390,744	$(29,548)	$(5,540)	$(24,008)
Consolidated net sales decreased by $29.5 million, or 7.6%, to $361.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The net sales decrease was largely due to a 6% decrease in organic revenue, the result of a 7% volume decline partially offset by a 1% increase in pricing to customers, along with portfolio management activities in the prior year quarter. Growth in the Company's Agtech segment was more than offset by a $5.5 million decrease in net sales related to portfolio management along with a decline in revenue in the Company's Residential, Renewables and Infrastructure segments. Consolidated backlog decreased 15% to $319 million, as compared to prior year.
Net sales in the Company's Residential segment decreased $15.4 million, or 6.7%, to $212.4 million for the three months ended September 30, 2024 compared to $227.7 million for the three months ended September 30, 2023. The sales decline was driven by a slowdown in the residential market, including the repair and remodel sector, which is impeding the timing and benefit of participation gains as customers take longer to flush inventory from incumbent suppliers.
Net sales in the Company's Renewables segment decreased $22.3 million, or 21.0%, to $84.1 million for the three months ended September 30, 2024 compared to $106.4 million for the three months ended September 30, 2023. The decrease was largely driven by trade and regulatory headwinds associated with the two independent AD/CVD investigations which are compelling the industry to significantly focus on completing panel installations and the administrative reporting requirements ahead of the December 3, 2024 expiration of the tariff moratorium for panels granted through the two-year Presidential Proclamation from June 2022. Order backlog decreased 24% from the prior year as a result of the aforementioned challenges. Order backlog decreased 24% from the prior year as a result of these aforementioned challenges.
Net sales in the Company's Agtech segment increased 30.9%, or $9.9 million, to $41.5 million for the three months ended September 30, 2024 compared to $31.7 million for the three months ended September 30, 2023. The revenue increase was primarily driven by projects starting to accelerate in our produce division. Although backlog decreased 3% year over year in this segment, we anticipate the addition of new projects in both the produce and commercial markets as we complete design work and finalize projects for launch.
Net sales in the Company's Infrastructure segment decreased 7.2%, or $1.7 million, to $23.2 million for the three months ended September 30, 2024 compared to $25.0 million for the three months ended September 30, 2023. The decrease in revenue was a result of timing on a large project in the prior year. Backlog increased 3% from the prior year. Demand and quoting remain strong, supported by continued investment at the federal and state levels.
The Company's consolidated gross margin decreased to 25.9% for the three months ended September 30, 2024 compared to 27.0% for the three months ended September 30, 2023. The decrease was driven by product line mix and volume leverage in the Renewables segment, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expenses decreased by $2.7 million, or 5.1% to $49.5 million for the three months ended September 30, 2024 compared to $52.2 million for the three months ended September 30, 2023. The $2.7 million decrease was primarily due to lower performance-based compensation expense as compared to the prior year quarter. SG&A expenses as a percentage of net sales increased to 13.7% for the three months ended September 30, 2024 compared to 13.4% for the three months ended September 30, 2023.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2024		2023		Total Change
Income from operations:
Residential	$42,055	19.8%	$42,158	18.5%	$(103)
Renewables	825	1.0%	12,907	12.1%	(12,082)
Agtech	3,853	9.3%	2,136	6.7%	1,717
Infrastructure	6,494	27.9%	6,386	25.6%	108
Unallocated Corporate Expenses	(9,229)	(2.6)%	(10,397)	(2.7)%	1,168
Consolidated income from operations	$43,998	12.2%	$53,190	13.6%	$(9,192)
The Residential segment generated an operating margin of 19.8% in the current year quarter compared to 18.5% in the prior year quarter. Operating margin improved year over year, driven by solid execution, effective price/cost management and 80/20 initiatives.
The Renewables segment generated an operating margin of 1.0% in the current year quarter compared to 12.1% in the prior year quarter. The decrease in operating margin was impacted by lower volume resulting from the aforementioned trade and regulatory challenges in this segment along with product mix associated with the launch and learning curve of the new tracker product line in the current year quarter. Furthermore, margin was impacted by restructuring charges incurred during the quarter related to addressing customer issues arising from discontinued legacy solar tracker solutions.
The Agtech segment generated an operating margin of 9.3% in the current year quarter compared to 6.7% in the prior year quarter. Operating margin improved year over year due to volume leverage, product mix shift, 80/20 initiatives and solid field execution.
The Infrastructure segment generated an operating margin of 27.9% during the three months ended September 30, 2024 compared to 25.6% during the three months ended September 30, 2023. The margin improved year over year due to product line mix, 80/20 initiatives and strong execution.

Unallocated corporate expenses decreased $1.2 million from $10.4 million during the three months ended September 30, 2023 to $9.2 million during the three months ended September 30, 2024. The decrease in expense was largely the result of lower performance-based compensation expense as compared to the prior year quarter.
The Company recorded interest income of $1.9 million for the three months ended September 30, 2024, compared to interest expense of $0.4 million for the three months ended September 30, 2023. Income during the current year quarter was the result of earnings on certain interest-bearing cash accounts. Expense in the prior year quarter was the result of an outstanding balance on the Company's revolving credit facility during the three months ended September 30, 2023, while no amounts were outstanding during the three months ended September 30, 2024.
The Company recorded other expense of $0.5 million for the three months ended September 30, 2024, compared to other income of $1.0 million recorded for the three months ended September 30, 2023. The change year over year is the result of costs related to the liquidation of the processing business.
The Company recognized a provision for income taxes of $11.4 million and $14.5 million, with effective tax rates of 25.1% and 27.0% for the three months ended September 30, 2024, and 2023, respectively. The effective tax rate for the three months ended September 30, 2024, and 2023, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following table sets forth selected results of operations data and its percentage of net sales for the nine months ended September 30, (in thousands):

	2024		2023
Net sales	$1,006,707	100.0%	$1,048,925	100.0%
Cost of sales	732,920	72.8%	769,873	73.4%
Gross profit	273,787	27.2%	279,052	26.6%
Selling, general, and administrative expense	155,584	15.5%	153,415	14.6%
Income from operations	118,203	11.7%	125,637	12.0%
Interest (income) expense	(4,176)	(0.5)%	3,216	0.3%
Other income	(219)	0.0%	(1,946)	(0.2)%
Income before taxes	122,598	12.2%	124,367	11.9%
Provision for income taxes	31,415	3.1%	33,268	3.2%
Net income	$91,183	9.1%	$91,099	8.7%
The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

				Impact of
	2024	2023	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$611,790	$635,476	$(23,686)	$3,480	$—	$(27,166)
Renewables	214,941	243,026	(28,085)	—	(10,791)	(17,294)
Agtech	110,062	102,546	7,516	—	(4,059)	11,575
Infrastructure	69,914	67,877	2,037	—	—	2,037
Consolidated	$1,006,707	$1,048,925	$(42,218)	$3,480	$(14,850)	$(30,848)
Consolidated net sales decreased by $42.2 million, or 4.0%, to $1.0 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The net sales decrease was the combined result of volume decline in the Company's Residential and Renewables segments along with portfolio management activities in the prior year. This decrease was partially offset by growth in the Company's Agtech and Infrastructure segments, along with revenue of $3.5 million generated from a recent acquisition. Consolidated backlog decreased 15% to $319 million, as compared to the end of the prior year period.

Net sales in the Company's Residential segment decreased $23.7 million, or 3.7%, to $611.8 million for the nine months ended September 30, 2024 compared to $635.5 million for the nine months ended September 30, 2023. Organic decline of 4.3% was driven by a slower than expected residential market, including the repair and remodel sector, which is impeding the timing and benefit of participation gains as customers take longer to flush inventory from incumbent suppliers. This decrease was partially offset by $3.5 million of revenue generated by the recent acquisition.
Net sales in the Company's Renewables segment decreased $28.1 million, or 11.6%, to $214.9 million for the nine months ended September 30, 2024 compared to $243.0 million for the nine months ended September 30, 2023. The decrease was driven by trade and regulatory headwinds associate with the two independent AD/CVD investigations which are compelling the industry to significantly focus on completing panel installations and the administrative reporting requirements of the December 3, 2024 expiration of the tariff moratorium on panels granted through the two-year Presidential Proclamation from June 2022. Order backlog decreased 24% from the prior year as a result of these aforementioned challenges.
Net sales in the Company's Agtech segment increased 7.3%, or $7.5 million, to $110.1 million for the nine months ended September 30, 2024 compared to $102.5 million for the nine months ended September 30, 2023. The revenue increase was primarily driven by projects starting to accelerate in our produce division, partially offset by $4.1 million of revenues recorded in the prior year related to portfolio management actions. Although backlog decreased 3% year over year in this segment, we anticipate the addition of new projects in both the produce and commercial markets as we complete design work and finalize projects for launch.
Net sales in the Company's Infrastructure segment increased 2.9%, or $2.0 million, to $69.9 million for the nine months ended September 30, 2024 compared to $67.9 million for the nine months ended September 30, 2023. The increase in revenue was driven by continued strong execution and market participation gains. Backlog increased 3% over the prior year. Demand and quoting remain strong, supported by continued investment at the federal and state levels.
The Company's consolidated gross margin increased to 27.2% for the nine months ended September 30, 2024 compared to 26.6% for the nine months ended September 30, 2023. The increase was driven by improved price to material cost alignment, and continued operational efficiencies, along with 80/20 initiatives and favorable business and product mix.
SG&A expenses increased by $2.2 million, or 1.4% to $155.6 million for the nine months ended September 30, 2024 compared to $153.4 million for the nine months ended September 30, 2023. The $2.2 million increase was largely due to higher performance-based compensation expense as compared to the prior year. SG&A expenses as a percentage of net sales increased to 15.5% for the nine months ended September 30, 2024 compared to 14.6% for the nine months ended September 30, 2023.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2024		2023		Total Change
Income from operations:
Residential	$119,714	19.6%	$115,626	18.2%	$4,088
Renewables	4,116	1.9%	21,084	8.7%	(16,968)
Agtech	8,743	7.9%	3,349	3.3%	5,394
Infrastructure	17,605	25.2%	14,928	22.0%	2,677
Unallocated Corporate Expenses	(31,975)	(3.2)%	(29,350)	(2.8)%	(2,625)
Consolidated income from operations	$118,203	11.7%	$125,637	12.0%	$(7,434)
The Residential segment generated an operating margin of 19.6% in the current year compared to 18.2% in the prior year. Operating margin improved year over year, driven by solid execution, effective price/cost management and 80/20 productivity.
The Renewables segment generated an operating margin of 1.9% in the current year compared to 8.7% in the prior year. The decrease in operating margin was impacted by lower volume resulting from the aforementioned trade and regulatory challenges in this segment along with product line mix associated with the launch and learning curve of the new tracker product line in the current year. Furthermore, margin was impacted by restructuring activities related to addressing customer issues arising from discontinued solar tracker solutions and prior year portfolio management actions.
The Agtech segment generated an operating margin of 7.9% in the current year compared to 3.3% in the prior year. Operating margin improved year over year due to the impact of restructuring costs incurred in the prior year, along with product mix shift, field efficiencies and stronger volume.
The Infrastructure segment generated an operating margin of 25.2% during the nine months ended September 30, 2024 compared to 22.0% during the nine months ended September 30, 2023. The margin improved year over year driven by favorable product line mix, 80/20 initiative and strong operating execution.
Unallocated corporate expenses increased $2.6 million from $29.4 million during the nine months ended September 30, 2023 to $32.0 million during the nine months ended September 30, 2024. The increase in expense was primarily the result of higher performance-based compensation expense as compared to the prior year.
The Company recorded interest income of $4.2 million for the nine months ended September 30, 2024, compared to interest expense of $3.2 million for the nine months ended September 30, 2023. Income in the current year was the result of earnings on certain interest-bearing cash accounts. Expense in the prior year was the result of an outstanding balance on the Company's revolving credit facility during the nine months ended September 30, 2023, while no amounts were outstanding during the nine months ended September 30, 2024.
Other income decreased year over year with $0.2 million recorded for the nine months ended September 30, 2024, compared to $1.9 million recorded for the nine months ended September 30, 2023. The change year over year is the combined result of $1.0 million of working capital adjustments recorded in the current year related to the sale of the Company's Japan-based solar racking business within its Renewables segment, along with costs related to the liquidation of the processing business.
The Company recognized a provision for income taxes of $31.4 million and $33.3 million, with effective tax rates of 25.6% and 26.7% for the nine months ended September 30, 2024, and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024, and 2023, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$228,879	$99,426
Availability on revolving credit facility	395,055	396,056
	$623,934	$495,482
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
Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2024 and December 31, 2023, the Company's foreign subsidiaries held $14.3 million and $6.9 million of cash, respectively.
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
Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2024	2023
Cash provided by (used in):
Operating activities	$154,335	$206,656
Investing activities	(13,976)	(17,839)
Financing activities	(10,940)	(120,182)
Effect of foreign exchange rate changes	34	(778)
Net increase in cash and cash equivalents	$129,453	$67,857
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 of $154.3 million consisted of net income of $91.2 million, non-cash net charges totaling $32.6 million, which include depreciation, amortization, stock-based compensation, exit activity costs and other non-cash charges, and $30.5 million of cash generated from working capital and other net operating assets. The cash generated from working capital and other net operating assets was largely due to increases in accounts payable, the result of the timing of purchases and vendor payments, and billings in excess of costs, the result of increased advance payments from and billings to customers on projects. These activities were partially offset by increases in accounts receivable and inventory, largely the result of seasonal demand.
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

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 of $14.0 million was primarily due to net capital expenditures of $14.3 million, offset by receipt of the $0.3 million final working capital settlement resulting from the sale of the Company's Japan-based solar racking business in the Company's Renewables segment in the fourth quarter of 2023.
Net cash used in investing activities for the nine months ended September 30, 2023 of $17.8 million consisted of cash paid of $10.4 million for the acquisition of a privately held Utah-based company, offset by receipt of the $0.6 million final working capital settlement resulting from the 2022 acquisition of QAP and net capital expenditures of $8.0 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 of $10.9 million consisted of common stock repurchases. The Company paid $9.0 million during the nine months ended September 30, 2023 related to repurchase of 139,427 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $1.9 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
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
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the nine months ended September 30, 2024 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
(b)Changes in Internal Control over Financial Reporting

The Company implemented a new Enterprise Resource Planning (“ERP”) system for one of the Company's operating units in the Residential segment during the quarter ended September 30, 2024. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of this ERP system, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material legal proceedings terminated, settled, or otherwise resolved during the quarter ended September 30, 2024.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended September 30, 2024, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
The following table sets forth purchases made by or on behalf of the Company during the quarter ended September 30, 2024.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2024	—	$—	—	$88,943,472
August 1 - 31, 2024	122,534	$64.39	122,534	$81,052,984
September 1 - 30, 2024	16,893	$64.89	16,893	$79,956,766
Total	139,427	$64.45	139,427
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

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)
31.1*	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of the Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically with this Quarterly Report on Form 10-Q.
**	Documents are furnished not filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
(Registrant)

/s/ William T. Bosway
William T. Bosway
Chairman of the Board, President and Chief Executive Officer

/s/ Joseph A. Lovechio
Joseph A. Lovechio
Vice President and Chief Financial Officer
Date: October 30, 2024