Form 10-K
period 2024-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2025-02-19
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2024 was: $2.1 billion.
As of February 17, 2025, the number of shares of Common Stock outstanding was: 30,355,836.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Corporate Social Responsibility
Corporate Social Responsibility is a key consideration in everything from the products the Company makes and the suppliers the Company engages with, to the Company's employment practices, business strategies, and future plans. The Company is committed to making a difference in the lives of the people the Company's businesses touch, and to creating meaningful impact every day through the Company's work and relationships.
A sense of responsibility to people and the planet is woven into the values that define the Company's purpose and drive the Company's culture. Every day the Company's choices and actions are governed by its values:
•Make it better - We challenge ourselves and our way of thinking every day to exceed the needs of our customers. We raise the bar - and set new standards.
•Make it right - We care about doing the right thing for each other, our customers, and communities by holding ourselves to the highest standards of ethics and safety.
•Make it together - We work collaboratively with our customers and each other - teamwork sets us apart. We work to create a culture that is inclusive of different perspectives and experiences.
•Make an impact - We are here to make a difference. We drive change and deliver meaningful value to our customers, investors, and community.
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
The Company's businesses reflect the Company's purpose, values and desire to make a positive impact on the world. The Company continues to transform itself to focus on providing solutions to some of humanity's greatest challenges - from harnessing energy and growing food more sustainably, to living and working with greater ease, efficiency, and comfort.
This transformation positions the Company to play a significant role in sustainable development matters, building partnerships with key players that help advance critical technologies, strengthening the Company's Residential, Renewables, Agtech and Infrastructure businesses, and enabling the Company to better respond to humanity's evolving needs.
Segments
The Company serves customers primarily in North America including home improvement retailers, wholesalers, distributors, contractors, renewable energy (solar) developers, and institutional and commercial growers of fruits, vegetables, flowers and other plants. At December 31, 2024, the Company operated thirty facilities, which were comprised of twenty-three manufacturing facilities, two distribution centers, and five offices, and were located within sixteen states, Canada and China. The Company's operational infrastructure provides the necessary scale to support regional and national customers in each of its markets.

The Company operates and reports its results in the following four reporting segments:
•Residential
•Renewables
•Agtech
•Infrastructure
The following table summarizes the primary products and, where applicable, services, applications, and end markets for each segment:

Residential Segment

Products	Applications	End Market

Roof and foundation ventilation products	Ventilation	Residential: new construction and repair and remodeling

Single point and centralized mail systems and package solutions	Secure storage for mail and package deliveries

Retractable awnings and gutter guards	Sun and wind protection; gutter protection

Trims and flashings, metal roofing, rain dispersion, other accessories	Protection from water and other natural elements - roof integrity

Renewables Segment

Products and Services	Applications	End Market
Design, engineering, manufacturing and installation of solar racking and electrical balance of systems	Commercial and distributed generation scale solar installations on any type of terrain	Solar developers; power companies; solar energy engineering, procurement, and construction ("EPC") contractors

Agtech Segment

Products and Services	Applications	End Market
Controlled environmental agriculture, and custom greenhouse solutions and structural canopies including the designing, engineering, manufacturing, full scope construction of the structure and integration of subsystems	Retail, fruits and vegetables, flowers, commercial, institutional and conservatories, car wash structures	Large scale indoor produce growers; retail garden centers; conservatories and botanical gardens; floriculture growers; agricultural research; car washes

Infrastructure Segment

Products	Applications	End Market
Engineered solutions for bridges, highways and airfields, including structural bearings, expansion joints, pavement seals, elastomeric concrete, bridge cable protection systems	Bridge and elevated highway construction, airport pavements	Commercial and transportation contractors and fabricators
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
Attractive End Markets. The Company's businesses are focused on maintaining healthy and efficient home environments, supporting mail and package delivery, solving global challenges accelerating renewable energy generation, increasing the supply of locally-grown and more sustainably-produced food and plants, and improving the country’s transportation infrastructure and ways of transporting people.
Value-Added Products and Services. The Company provides optimal solutions to its customers: roof-related ventilation and weather protection to support healthy home environments; mail and package storage for home and retail and non-retail sites; racking, foundation, and electrical systems for photovoltaic solar systems, controlled environmental agriculture systems and custom commercial growing greenhouses for biologically grown food, floriculture, and other plants; and structural bearings, expansion joints and rubber products for bridges and other transportation structures. The Company's products and services are highly engineered, supported with intellectual property, and driven by effective business systems and IT infrastructure.
Commitment to Customers and Quality. The Company strives to be connected directly with its end customers, where it receives unfiltered feedback on performance, insight on customer problems and opportunities, and cooperation on ideas for new products, services, and business model optimization. The Company's commitment to quality is a core operating tenet, and its quality management systems are designed to ensure the Company delivers to meet customer and stakeholder expectations.
Strong Liquidity Profile. The Company strives to manage its cash resources to ensure sufficient liquidity to fund growth initiatives, support the seasonality of its businesses and manage effectively through economic cycles. As of December 31, 2024, the Company's liquidity was $664.6 million, including $269.5 million of cash and $395.1 million of availability under its revolving credit facility. The Company believes its low leverage and ample borrowing capacity, along with flexibility in its Credit Agreement, provides the Company with the financial capacity to fund its ongoing business requirements, strategic initiatives, and acquisition opportunities.
Recent Developments
On February 11, 2025, the Company purchased all the outstanding stock of Lane Supply, Inc., a privately held company that designs, manufactures and installs structural canopies serving the convenience store, travel center, food retail, and quick serve restaurant markets, for $120 million in an all cash transaction, subject to customary working capital and other adjustments. Lane Supply, Inc. will be reported as part of the Company's Agtech segment.
On December 17, 2024, the Company sold its electronic locker business within its Residential segment to a third party and received net proceeds of $28 million.
Customers and Products
The Company's customers are located primarily throughout North America. One customer, a home improvement retailer which purchases from the Residential segment, represented 12%, 13% and 14% of the Company's consolidated net sales for the years ended December 31, 2024, 2023 and 2022, respectively. No other customer in any segment or segments accounted for more than 10% of the Company's consolidated net sales.

Residential
The Residential segment serves both the residential repair and remodeling and new housing construction markets in North America with products and services including roof and foundation ventilation products, single point and centralized mail and package solutions, outdoor living space products (sun-shading), rain dispersion systems, metal roofing job site services, and other construction accessories. The Company's residential product offerings are sold through major retail home centers, building material wholesalers, building product distributors, roofing distributors, residential contractors, property management companies, manufactured housing dealers, postal services distributors and providers, and online directly to end consumers.
The Company's residential product offerings consist of roof edging and flashing, soffits and trim, drywall corner bead, metal roofing and accessories, rain dispersion products, including gutters and accessories, and exterior retractable awnings. Each of these product offerings can be sold separately or as part of a system solution. In addition, the Company's residential product offerings consist of mail and package solutions including single mailboxes, cluster style mail and parcel boxes for single and multi-family housing, and package locker systems.
The Company strives to improve its product-solution offerings while adapting to local and regional building codes and new products recently introduced include efficient-installation ventilation solutions, next generation single mailboxes, pipe flashings and remote-controlled deck awnings and valances for sun protection. The Company's ventilation and roof flashing products provide protection and extend the life of residential structures while providing a safer, healthier environment for residents. The Company's building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins. The Company's cluster box mail delivery products provide delivery cost savings to the postal service while offering secure storage for delivered mail and packages.
The Company leverages its production capabilities and supply chain across the United States ("U.S.") while maintaining the capability to support the many local and regional customer requirements. The production facilities and processes are designed to provide a broad, but locally focused product range of residential products, and includes automated roll forming and injection molding, welding, stamping, and finished painting. The Company maintains its equipment through daily maintenance and a preventive maintenance program. In some cases, the Company sources products from third-party vendors to optimize cost and quality in order to provide the very best and affordable solution for customers.
Renewables
The Renewables segment designs, manufactures and installs solar energy mounting systems including foundation, racking, and electrical balance of systems for developers, EPCs and owners / operators of solar fields.
An integral part of solar projects is the design, engineering, and fabrication of unique structures and electrical balance of systems ("eBOS"), as well as the field installation of both, whether applied to a ground-mounted or carport systems. The Company provides both fixed tilt and tracker racking systems along with either a screw or pile driven foundation systems. Most of the Company's production is completed using computer numerical control machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, engineered, fabricated and installed in accordance with applicable building codes.
New products introduced in recent years include screw-based racking and foundation solutions, operating software to optimize solar energy investments, and single-axis tracker systems. Recent product development efforts focused on increasing the amount of domestic content in the single-axis tracker system and integrating the Company’s fixed tilt and tracker systems with a leading domestic manufacturer of solar modules. These efforts provide customers a clearer, more flexible route to securing valuable tax credit incentives tied to the domestic content included in solar projects. The Company's screw-based racking foundation offers rapid and secure installation on any terrain. The Company's operating software enables its team to optimize solar project design utilizing solar irradiance data and topography analysis to quickly and automatically generate multiple potential layouts for complex projects. The single-axis tracker systems support and adapt to a variety of site conditions while also reducing the typical civil work preparation and installation costs associated with projects. The patented design eliminates complexities incorporated in traditional systems, simplifying the operations and maintenance of the system, along with streamlining the installation process. Other products offered include solar racking systems for both carports and pile-driven ground mount systems and eBOS. Solar racking systems for carports serve as protection for cars from the effects of the sun and intense heat while providing a renewable energy source. Similarly, solar racking systems installed on idle land, such as solid waste landfills, or on challenging, rocky terrain, converts such land into a useful property by providing clean renewable power generating capabilities. An eBOS system supports the conversion of captured sunlight to direct current energy. The Company is a full eBOS solution provider, from combiner boxes that take multiple source circuits and combine them into a single output to pre-fabricated and customized wire harnesses and source circuit lengths which greatly shorten field installation time.
Agtech
The Agtech segment provides controlled environmental agriculture solutions for growing fruits, vegetables and flowers, supplies custom greenhouses and structural canopies for research, education, retail and commercial applications. Turnkey growing facilities, with the structure and multiple subsystems, are designed, integrated, manufactured, constructed and installed for large-scale indoor commercial growers of fruits and vegetables, plants and flowers, and agricultural research and development facilities with over 100 universities in the United States. Large scale greenhouse facilities are unique to a particular type of plant, vegetable, flower, or fruit, and require unique structures, growing systems, and the integration of the structure and the systems.
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
The Infrastructure Investment and Jobs Act has been the main funding source since 2022 with a five-year mission to modernize our nation’s infrastructure. The Infrastructure segment has been a benefactor of the additional funding that has driven expansion in highway, bridge, and airport markets. The Company continues to expand into adjacent markets such as bridge protection systems, high speed and traditional rail, and telecom.
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
Sales and Marketing
In 2024, approximately 60% of the Company's revenues were generated from sales to retailers, wholesalers and distributors and approximately 40% from products and services that were sold directly to the end user. The Company's sales process regularly includes a competitive bid process, and its reputation for product and service quality and meeting delivery requirements make the Company a preferred provider for many customers.
The Company's marketing focus is to build an enhanced cohesive brand strategy for Gibraltar—ensuring the Company has a defined purpose and values and ensuring the Company's brand messages reflect the needs of the market and the capabilities of its businesses with "We advance the art and science of making and celebrate the people that make life better."
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
While the majority of the Company's products have short lead time order cycles, the Company has aggregated approximately $250 million of backlog at December 31, 2024. The backlog primarily relates to certain business units in the Company's Renewables, Agtech, and Infrastructure segments. The Company believes that the performance obligations related to the majority of its backlog will be satisfied and related revenue recognized during 2025.
Competition
The Company operates in highly competitive markets with several competitors participating in each of its end markets. The Company goes to market with a focused and broad range of high quality products, executes with speed and industry-leading service, and value-based pricing. Furthermore, the Company's focus on project management and field operations in its Renewables and Agtech segments is critical to these businesses.
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
Human Capital - Organization Development
The foundation for the Company's focus on organizational development is built on two fundamental beliefs:
•The Company's ability to perform and deliver shareholder value is dependent on our people, and
•Each member of the Company's team plays an important role in creating an environment where individuals are respected, valued and have the opportunities to thrive.
The Company seeks to support an array of career pathways and life journeys by engaging the entire organization, with areas of focus that include Health and Safety, Learning and Development, Diversity and Inclusion, Compensation and Benefits, as well as Communication and Employee Engagement.
The Company employed 2,097 full-time employees and 10 part-time employees at December 31, 2024. Of the Company's 2,107 total employees, 747 were classified as salaried and 1,360 classified as hourly. The Company also engaged approximately 270 full-time equivalent temporary agency employees at December 31, 2024 Approximately 8% of the Company's U.S. workforce was represented by unions through two collective bargaining agreements ("CBAs") as of December 31, 2024. Both of the Company's CBAs were successfully renegotiated in 2024 and one of the CBAs will expire April 30, 2027 and the other will expire March 31, 2028. The Company considers its employee relations to be good.
Health and Safety
Safety is a top priority. The Company expects each team member of the Company to follow the Company's safety standards, best practices, and support the Company's key safety initiatives, The Company expects all team members to be accountable to themselves and each other and collaborate on safety solutions. The Company believes all accidents and near-misses are preventable as the Company strives to create a zero-incident work environment.
The Company has continued to invest in the Company's safety organization by implementing a disciplined safety management and reporting process to measure and review the Company's safety results continuously in each location. The Company's CEO reviews safety performance monthly, including recordable incidents, near misses, and first aid cases. Safety performance and best practices are also reviewed quarterly enterprise-wide during the Company's Town Hall meetings.
Each of the Company's businesses has a safety team that collaborates with the Company's leaders and employees to assess risks to identify mitigating actions to prevent accidents. The Company's businesses also identify additional safety investments required for training, education, equipment, and processes as part of the Company's annual budget and capital planning procedure.
Diversity and Inclusion
The Company supports and encourages a culture where diversity of thought flourishes and all employees feel appreciated, included, and know they have an equal opportunity to develop, grow, and succeed based on their performance. The Company believes demonstrating respect and valuing perspectives and contributions are critical to cultivating the Company's best and most successful outcomes.
Key workforce demographics as of December 31, 2024 are shown in the tables below. While the figures below are aggregated, the Company measures and strives to reflect in the Company's teams the diversity of the communities in which the Company operates.

Employee Composition by Gender and Age

Employee Category	Female	Male	Non-Binary	Decline to Answer	Age Group Totals
Age Group	# of Employees	# of Employees	# of Employees	# of Employees	# of Employees	% of Workforce
Less than 30	83	266	2	1	352	16.7%
30 to 49	306	661	1	3	971	46.1%
50 and over	251	533	—	—	784	37.2%
Total	640	1,460	3	4	2,107
As a percentage	30.4%	69.3%	0.1%	0.2%
Number of Employees by Employment Type

Employee Category	Female	Male	Non-Binary	Decline to Answer	Comp Group Totals
Comp Group	# of Employees	# of Employees	# of Employees	# of Employees	# of Employees	% of Workforce
Salary	220	526	—	1	747	35.5%
Hourly	420	934	3	3	1,360	64.5%
Total	640	1,460	3	4	2,107
Ethnic Background of Employees

Ethnic Background	% of Workforce
White	55.5%
Hispanic or Latino	20.3%
Black or African American	12.9%
Not Specified	4.0%
Asian	3.6%
Two or More Races	1.8%
Hawaiian/Pacific Islander	1.5%
American Indian/Alaska Native	0.4%
Leadership Development
The Company's leadership development journey blends on-the-job experiences with peer learning, self-study and facilitated training sessions. The Company's leaders have access to courses and application tools for a variety of situations including Goal-Setting, Problem-Solving, Receiving and Delivering Feedback, Delegating, Leading through Change, Time Management, and Behavior-based Interviewing among other topics.
Internet Information
Copies of the Company’s Proxy Statements on Schedule 14A filed pursuant to Section 14 of the Securities Exchange Act of 1934 and Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.gibraltar1.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission. The contents of the Company's website or any other website referenced are not a part of this Annual Report on Form 10-K.

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
Macroeconomic factors can have and have had a significant impact on the Company's business, customer demand and the availability of credit and other capital, affecting the Company's ability to generate profitable margins. The Company's operations are subject to the effects of domestic and international economic conditions, including global industrial production rates, inflation, deflation, interest rates, availability of capital, debt levels, consumer spending, energy availability, commodity prices, and the effects of governmental initiatives to manage economic conditions, including government monetary and trade policies, tax laws and regulations. In addition, fluctuations in the U.S. dollar impact the prices the Company charges and costs it incurs to export and import products. The Company is unable to predict the impact on its business of changes in domestic and international economic conditions. Market conditions, as well as domestic or global economies, or certain industry sectors of those economies that are key to the Company's sales, may deteriorate, and could result in a corresponding decrease in demand for the Company's products and negatively impact the Company's results of operations and financial condition.
The volatility of the commodity market with respect to the Company's principal raw materials and component parts and inconsistencies in the availability of the Company's principal raw materials and component parts, has impacted, and could continue to impact, the Company's business, results of operations, and cash flows.
The Company's principal raw materials are commodity products primarily consisting of steel, aluminum, and resins. The Company also purchases component parts such as glass for greenhouse roofing systems. As a result, the Company is exposed to changes in the price and availability of steel, aluminum, resins and glass. Furthermore, although not purchased by the Company, the Company also has exposure related to the availability of solar modules which has impacted the installation of, and which can and has reduced demand for, the Company's solar racking projects, as experienced in 2022, 2023 and 2024. The availability and pricing of raw materials and component parts can be volatile due to a number of factors beyond the Company's control, including general economic conditions, domestic and worldwide supply and demand, labor costs and availability, competition, freight costs and transportation, import duties, tariffs, and currency exchange rates. The Company may not be successful in passing along pricing increases to its customers or in its efforts to mitigate the impact of supply chain disruptions.
Failures by the Company's suppliers to deliver raw materials or component parts according to schedule, or at all, have resulted in manufacturing delays, capacity constraints, project delays, cost inflation and logistics delays and has affected, and may affect the Company's ability to meet its customers' needs. Furthermore, the failure of any sourced raw materials or components to conform to the Company's specifications could also result in delays in its ability to timely deliver and may have an adverse impact on the Company's relationships with its customers and its ability to fully realize the revenue expected from sales to those customers.
In addition, commodity price fluctuations can and have resulted in the Company adjusting its prices or to offer additional services or enhanced products at a higher cost to the Company, which could reduce the Company's gross profit, net income, and cash flow and cause the Company to lose market share.

The Company is subject to the risk of tariffs and other restrictions on import of solar modules, which have adversely affected and may continue to adversely affect its Renewables business.
Tariffs placed on imported products used by the Company's customers, such as solar modules, have and could continue to affect cost and availability of these products to the Company's customers which could impact the demand for the Company's products or services. Furthermore, while the Company does not sell or import solar modules, the goods and services the Company provides for its customers in the Renewables segment depends upon the supply of solar modules for which such shortages or import challenges have resulted in project delays over the past three years. The supply has been primarily impacted by two regulatory items relative to anti-dumping and countervailing duties and importation requirements for sourcing of solar modules. While these have lessened over the past year, they have impacted the timing and progress of the Company's customers' projects. As a result, the Company's operating results have been and could be further adversely impacted by an additional determinations or additional claims and investigations initiated by government.
Demand for the Company's products in its Residential segment is significantly influenced by general economic conditions and trends in consumer spending on living spaces and home exteriors, and adverse trends in, among other things, inflation, interest rates, the health of the economy, repair and remodel and new construction activity, industrial production, consumer confidence and discretionary spending and institutional funding constraints could have a material adverse effect on the Company's business.
Demand for products in the Company’s Residential segment is significantly influenced by a number of economic factors affecting its customers, including distributors, dealers, retailers, contractors, architects, builders, homeowners and institutional and commercial consumers. Demand for products in the Company’s Residential segment depends on the level of residential improvement and renovation and new construction activity, and, in particular, the amount of spending on living spaces and home exteriors. Home and commercial renovation and improvement and new construction activity are affected by, among other things, interest rates, consumer confidence and spending habits, demographic trends, housing affordability levels, unemployment rates, institutional funding constraints, industrial production levels, tariffs, actual inflation levels and uncertainty with respect to future inflation levels, recession possibility and general economic conditions.
Demand for products in the Company’s Residential segment depends primarily on the level of repair and remodel activity and, to a lesser extent, new construction activity, which are in turn impacted by interest rates and inflation. The combination of high interest rates and high inflation in recent years has reduced the affordability of mortgages and increased the cost of home improvement projects. These trends could and may have resulted in reduced levels of repair and remodel as well as new construction activity and demand for the Company’s products, and, while inflation levels have moderated in recent months, the Company anticipates that these trends may continue for the foreseeable future. While home prices and equity levels of current homeowners remained strong throughout 2024, elevated interest rates could cause home prices to decrease and a weakness or reduction in home prices may result in a decreased demand for the Company’s residential products. The Company cannot predict if or when interest rates or inflation levels will decline or, once they have declined, if they will remain low, or the impact that any such decline may have on home prices, repair and remodel activity, new construction activity, demand for the Company’s products, the Company’s business generally or its financial condition.
Adverse trends in any of the foregoing factors could reduce the Company’s sales and have a material adverse effect on the Company’s business, financial condition and results of operations. Such factors could also alter the balance of the Company’s sales among its segments.
The Company’s business would suffer if the Company does not effectively manage its manufacturing processes, including, without limitation, adjusting production to meet demand, integrating new manufacturing facilities, and achieving cost-savings initiatives.
The Company continually reviews its manufacturing operations in an effort to achieve increased manufacturing efficiencies, to integrate new technologies and to address changes in its product lines and in-market demand. Periodic manufacturing integrations, realignments and cost-savings programs and other changes have adversely affected, and could in the future adversely affect, its operating efficiency and results of operations during the periods in which such programs are being implemented. Such programs may include the addition of manufacturing lines and the consolidation, integration and upgrading of facilities, functions, systems and procedures, including the introduction of new manufacturing technologies and product innovations. These programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. The Company’s ability to achieve cost savings or other benefits within the time frames the Company anticipates is subject to many estimates and assumptions, a number of which are subject to significant economic, competitive and other uncertainties. While the Company anticipates that enhancing these capabilities will ultimately decrease its costs, the introduction of these capabilities has required significant initial investment, and the Company cannot be certain it will realize the benefits of this initiative when anticipated or at all. If these investments and other changes are not effectively integrated into the Company’s manufacturing processes, the Company may suffer from production delays, lower efficiency and manufacturing yields, increased costs and reduced net sales.
The Company also faces risks in starting up new manufacturing facilities, including with respect to expanding its overall production capacity as well as moving production to such new facilities, that could increase costs, divert management attention and reduce the Company’s operating results. The Company must also effectively address changes to its manufacturing operations resulting from growth of its business generally, including as a result of acquisitions, and introduction of new products. As the Company increases its manufacturing capacity to meet market demand, integrate newly acquired manufacturing operations or begin to manufacture new products at scale, the Company may face unanticipated manufacturing challenges as production volumes increase, new processes are implemented and new supplies of raw materials used in these products are secured. As a result, increases in manufacturing capacity or integrating new operations may initially be associated with lower efficiency and manufacturing yields and increased costs, including shipping costs to fill back-orders. If the Company experiences production delays or inefficiencies, a deterioration in the quality of its products or other complications in managing changes to its manufacturing processes, including those that are designed to increase capacity, enhance efficiencies and reduce costs or that relate to new products or technologies, the Company may not achieve the benefits that it anticipates from these actions when expected, or at all, and its operations could experience disruptions, its manufacturing efficiency could suffer and its business, financial condition and results of operations could be materially and adversely affected.
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
The unexpected loss of a member of the Company's senior management team, key employee or highly-skilled associate, including due to aggressive recruiting for talent in the current labor market, or the Company's inability to attract and retain additional personnel could deplete the Company's institutional knowledge base, erode the Company's competitiveness and prevent the Company from successfully executing its business strategy.
A significant portion of the Company's net sales are concentrated with a few customers. The loss of any of those customers would adversely affect the Company's business, results of operations, and cash flows.
A loss of sales from the Company's significant customers, whether due to a decrease in demand from the end markets the Company serves, the loss or bankruptcy of any significant customer, a decrease in the prices that the Company can realize from sales of its products to its significant customers, or a significant decrease in business from any of the Company's significant customers, could have an adverse effect on the Company's business, results of operations and cash flows. The Company's ten largest customers accounted for approximately 38%, 37%, and 41% of the Company's net sales during 2024, 2023, and 2022, respectively, with its largest customer accounting for approximately 12%, 13% and 14% of the Company's consolidated net sales during each of the years 2024, 2023, and 2022, respectively. If the Company loses business from one or more of these customers, the Company's business, results of operations, and cash flows would be adversely affected.
The Company's encounters a high degree of competition in each of its segments and increased competition or failure to successfully compete could reduce the Company's revenue, gross profit, net income, and cash flows.
Each of the Company's segments operates in a highly competitive business environment and encounters a high degree of competition from a number of competitors. Competition is based primarily on product functionality, quality, price, raw material and inventory availability, as well as the ability to meet delivery and construction schedules dictated by customers. Additionally, the principal markets the Company participates in are characterized by changing technologies and new products and services, thus the Company also faces competition from the introduction of new products and services or technologies by competitors. The Company competes in its principal markets with companies of various sizes, some of which have greater scale, access to capital and other resources than the Company, and may have more established brand names and may be better able to withstand a change in conditions in the principal markets the Company serves. Increased competition could force the Company to lower its prices or to offer additional services or enhanced products at a higher cost to the Company, which could reduce the Company's gross profit, net income, and cash flow, and could cause the Company to lose market share. Further, if the Company does not have sufficient resources to invest or is otherwise unable to correctly identify customer needs and preferences, innovate and drive improvements or efficiencies in existing products, develop new products, technologies or services in the markets the Company participates in, or successfully commercialize its innovation efforts, the Company may lose market share. Even when the Company successfully innovates and develops new and enhanced products and services, the Company often incurs substantial costs in doing so, and the Company's revenue, gross profit, net income and cash flows may be impacted.
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
If the Company is unable to implement its cost savings initiatives or is unable to implement them as timely and/or effectively as planned, the Company's business may be adversely affected by the negative impact on the Company's ability to continue to meet customer demand, maintain a high level of quality throughout the execution of the plans, and achieve the anticipated financial benefits of such plans. This may result in a material adverse effect on the Company's business, results of operations and financial condition.

Climate change and climate change legislation or regulations may adversely affect the Company's business and results of operations.
Legislative and regulatory changes in response to the potential effects of climate change may require additional costs and investment for compliance, including an increase in the Company's capital expenditures to reduce the Company's greenhouse gas emissions and increased cost of purchased energy for both the Company and its suppliers, which may increase the Company's costs to procure raw materials, components or equipment parts. As climate change continues to increase the severity of weather, physical effects—such as damage to facilities, capital equipment and inventory or disruption in production, product distribution or field operations as a result of heat, drought, wildfires, major storm events and shifts in regional weather patterns and intensities—may also significantly affect the Company's business and financial results. Concerns over global climate change and environmental sustainability over time, including due to expectations of the Company's stockholders, customers and employees, may influence the Company's strategic direction, supply chain, or delivery channels. Any legislative or regulatory requirements that relate to the Company's business could be significant and may adversely affect the Company's business and results of operations.
The Company's insurance coverage may be inadequate to protect against a potential hazard incident to its business.
The Company maintains customary insurance policies for businesses of its type, including property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from interruptions in the Company’s production capability or product liability claims relating to the products the Company manufactures. Consistent with market conditions in the insurance industry, premiums and deductibles for some of the Company’s insurance policies have increased in recent years, sometimes substantially, and may, in the future, increase further. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, the Company’s insurers could deny coverage for claims. If the Company were to incur a significant liability for which its as not fully insured or that its insurers disputed, the Company’s business, financial condition or results of operations could be materially adversely affected.
Future terror attacks, war, natural disasters or other catastrophic events or public health crises beyond the Company's control could negatively impact the Company's business, results of operations, and cash flows.
Terror attacks, war, or other civil disturbances, natural or man-made disasters (which may become more frequent due to climate change), other catastrophic events or public health crises could cause catastrophic loss or other material damage to the Company's facilities or lead to economic instability, decreased capacity to produce the Company's products and decreased demand for the Company's products. The Company has experienced operating disruptions related to severe weather across the U.S. From time to time, terrorist attacks worldwide have caused instability in global financial markets. The Company continues to monitor the ongoing conflict between Russia and Ukraine, as well as other conflicts, including the ongoing conflicts in the Middle East, for any potential disruptions to the Company's operations. The Company could incur uninsured losses and liabilities arising from such events, and any resulting business interruptions could have an adverse effect on the Company's business, results of operations and cash flows.
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
In addition, the Company's IT systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards and customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the IT needs associated with the Company's changing products and services. In addition, the Company is subject to data privacy and security laws, regulations, and customer-imposed controls in a number of jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of the Company's business. Compliance with the varying data privacy regulations across the U.S. and around the world has required and will continue to require significant expenditures. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. There can be no assurance that the Company will be able to successfully maintain, enhance and upgrade the Company's IT systems as necessary to effectively address changing cybersecurity risks and legal requirements, and the Company's efforts to do so may be affect the Company's results of operations.
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

Risks Related to Financing and Accounting Matters
The Company provides product warranties and, if the Company's product warranty obligations were significantly in excess of its reserves, the Company's business, financial condition and results of operations could be materially and adversely affected.
The Company provides various warranties on its products and services, depending on the product and service and subject to various limitations. Management estimates warranty reserves, based on factors such as historical warranty costs and short- and long-term warranty trends by product, as a proportion of sales by product. Management also considers various relevant factors, including, but not limited to, the Company’s stated warranty policies and procedures, as part of the evaluation of the Company’s warranty liability. Because warranty issues may surface later in the life cycle of a product, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Estimating the required warranty reserves requires a high level of judgment, especially as many of the Company’s products are at a relatively early stage in their product life cycles, and the Company cannot be sure that its warranty reserves will be adequate for all warranty claims that arise. Material warranty obligations, including, but not limited to, those in excess of the Company’s reserves, could have a material adverse effect on the Company’s business, financial condition and results of operations.
Increases in future levels of leverage and size of debt service obligations could adversely affect the Company's ability to raise additional capital to fund the Company's operations, limit the Company's ability to react to changes in the economy or the Company's industries and prevent the Company from meeting the Company's obligations.
As of December 31, 2024, the Company had no outstanding indebtedness, but has $395.1 million available for borrowing under its revolving credit facility. The Company's ability to make scheduled payments on, or refinance, its future debt obligations depend on the Company's financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company's control. The Company may need to incur debt in the future to fund strategic acquisitions, investments or for other purposes, which debt could have significant adverse consequences to the Company's business. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect the Company’s ability to raise capital on favorable terms or at all. The Company’s access to funds under its credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s access to the liquidity needed for its businesses in the longer term. Such disruptions could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs can be arranged. The Company's Credit Agreement entered into on December 8, 2022, contains several financial and other restrictive covenants. A significant decline in the Company's operating income or use of the Company's Credit Agreement (or other additional indebtedness) for acquisitions, operations and capital expenditures could cause the Company to violate these covenants which could result in the Company incurring additional financing fees that would be costly and adversely affect the Company's profitability and cash flows.
Risks Related to Legal and Regulatory Matters
Imposed tariffs and potential future tariffs may result in increased costs and could adversely affect the Company's results of operations.
Tariffs imposed in the U.S. on certain steel and aluminum products imported into the U.S. have created volatility in the market and have increased the costs of these inputs. Increased costs for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased costs, shifting in competitive positions and a decreased available supply of steel, resins and aluminum as well as additional imported components and inputs. The Company may not be able to pass price increases on to its customers and may not be able to secure adequate alternative sources of steel, resins and aluminum on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, the Company cannot predict further developments. The tariffs could adversely affect the

Company's income from operations for some of the Company's businesses and customer demand for some of the Company's products which could have a material adverse effect on the Company's results of operations, financial position and cash flows.
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
The Company is subject to litigation and legal proceedings and may be subject to additional litigation, arbitration or legal proceedings in the future.
From time to time, the Company may be involved in litigation relating to claims arising out of its operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, product liability claims and warranty claims. The results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, the Company may incur significant costs and experience a diversion of management resources as a result of litigation. The results of any such litigation could have a material adverse impact on the Company’s business, financial condition, cash flows and results of operations.
The nature of the Company's business exposes the Company to product liability and other claims, and other legal proceedings and could adversely affect the Company's business, financial condition, results of operations, and cash flows.
The Company is a party in product liability and other claims relating to the products the Company manufactured and distributed. Although the Company currently maintains what the Company believes to be suitable and adequate insurance in excess of the Company's self-insured amounts for product liability and other claims, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims could be expensive to defend and could divert the attention of the Company's management and other personnel for significant periods of time, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in the Company's products, the Company's brands and the Company. The Company cannot assure you that any current or future claims will not adversely affect the Company's reputation, financial condition, operating results, and cash flows.
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
Securing the Company's IT systems is integral and foundational to its everyday operations. The mission of the Company's cybersecurity team is to focus on defining and deploying its information security strategy, sustaining a robust employee cyber awareness and training program, executing security engineering, providing continuous monitoring of its operations, responding and coordinating the response and investigation of cyber incidents, building and testing its disaster recovery plans in support of its businesses’ continuity plan requirements, and developing its cyber and information security policies. The Company employs a dedicated cybersecurity team led by its head of information and cybersecurity who reports directly to the Company's Chief Digital Information Officer. Combined, the Company's cybersecurity team has nearly four decades of security and technology operations expertise along with numerous security certifications.
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
Beyond technologies, processes, and controls, the Company's cybersecurity program also includes exercises designed to sustain a high level of awareness and readiness across its employee base of the risks that threat actors pose to the Company. Whether it is through the Company's monthly company-wide cyber training; its frequent in-house phishing exercises, regular tabletop exercises with the Company's Board of Directors, management, and employees; or its cyber business continuity planning sessions, the Company strives to provide education so its employees can be a positive force in the protection of the Company's systems.
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
The Company leases its principal executive office and corporate headquarters in Buffalo, New York. The number, type, location and classification of the properties used by the Company's operations by segment and corporate as of December 31, 2024, were as follows:

	Number and Type of Properties
	Plant	Distribution Center	Office	Total
Residential	15	—	1	16
Renewables	3	2	1	6
Agtech	3	—	1	4
Infrastructure	2	—	—	2
Corporate	—	—	2	2
Total	23	2	5	30

	Location of Properties		Classification of Properties
	Domestic	Foreign	Owned	Leased
Residential	16	—	5	11
Renewables	6	—	—	6
Agtech	2	2	1	3
Infrastructure	2	—	2	—
Corporate	2	—	—	2
Total	28	2	8	22
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
See Note 15 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.”
As of February 17, 2025, there were approximately 28 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of beneficial owners because of the number of shares that are held through banks, brokers, and other financial institutions.
The Company did not declare any cash dividends during the years ended December 31, 2024 and 2023 and does not expect to pay any in the foreseeable future. The Company intends to use cash generated by operations to reinvest in the businesses, fund acquisitions and to repurchase stock. The Company's disclosure in Note 8 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provide additional information regarding restrictions on potential capital distributions.
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

The following table sets forth purchases made by or on behalf of the Company during the quarter ended December 31, 2024.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2024	15,369	$64.98	15,369	$78,958,152
November 1 - 30, 2024	—	$—	—	$78,958,152
December 1 - 31, 2024	—	$—	—	$78,958,152
Total	15,369	$64.98	15,369
The Company did not sell unregistered equity securities during the period covered by this report.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s risk factors and its consolidated financial statements and notes thereto included in Item 1A and Item 8, respectively, of this Annual Report on Form 10-K. Certain information set forth in this Item 7 constitutes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions, and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” on page 4 of this Annual Report on Form 10-K.
Company Overview
The Company is a leading manufacturer and provider of products and services for the residential, renewable energy, agtech, and infrastructure markets.
The Company operates and reports its results in the following four reporting segments:
•Residential
•Renewables
•Agtech
•Infrastructure
The Company serves customers primarily in North America including home improvement retailers, wholesalers, distributors, contractors, renewable energy (solar) developers, institutional and commercial growers of fruits, vegetables, flowers and other plants. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of its markets.
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
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For a discussion of the Company's results of operations for the year ended December 31, 2023 and for a comparison of such results of operations for the year ended December 31, 2022 results please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 21, 2024.
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2024		2023
Net sales	$1,308,764	100.0%	$1,377,736	100.0%
Cost of sales	956,936	73.1%	1,015,770	73.7%
Gross profit	351,828	26.9%	361,966	26.3%
Selling, general, and administrative expense	197,505	15.1%	207,440	15.1%
Intangible asset impairment	11,300	0.9%	3,797	0.3%
Income from operations	143,023	10.9%	150,729	10.9%
Interest (income) expense	(6,171)	(0.5)%	3,002	0.2%
Other income	(24,731)	(1.9)%	(1,265)	(0.1)%
Income before taxes	173,925	13.3%	148,992	10.8%
Provision for income taxes	36,585	2.8%	38,459	2.8%
Net income	$137,340	10.5%	$110,533	8.0%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Impact of
	2024	2023	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$782,519	$814,803	$(32,284)	$3,480	$—	$(35,764)
Renewables	285,405	330,738	(45,333)	—	(11,724)	(33,609)
Agtech	152,811	144,967	7,844	—	(4,059)	11,903
Infrastructure	88,029	87,228	801	—	—	801
Consolidated	$1,308,764	$1,377,736	$(68,972)	$3,480	$(15,783)	$(56,669)
Consolidated net sales decreased from 2023 by $69.0 million, or 5.0%, to $1.3 billion for 2024 compared to 2023. The decrease in revenue was the combined result of volume decline in the Company's Residential and Renewables segments along with portfolio management activities in the prior year, the 2023 sale of the Company's Japan-based solar racking business in the Renewables segment and the prior year liquidation of the processing business in the Agtech segment. The decrease was partially offset by growth in the Company's Agtech segment along with revenues generated from a 2023 acquisition in the Residential segment. Consolidated backlog decreased 24% to $252 million down from $330 million at the end of the prior year.

Net sales in the Residential segment decreased 4.0%, or $32.3 million, to $782.5 million in 2024 compared to $814.8 million in 2023. Organic decline of 4.4% was driven by a slower residential market, including the repair and remodel sector. This decrease was partially offset by recent participation gains with existing and new customers along with $3.5 million of sales generated by the recent acquisition.
Net sales in the Renewables segment decreased by 13.7%, or $45.3 million, to $285.4 million in 2024 compared to $330.7 million in 2023. The decrease was driven by trade and regulatory headwinds associated with the two independent AD/CVD investigations which compelled the industry to significantly focus on completing panel installations and administrative reporting requirements ahead of the December 3, 2024 expiration of the tariff moratorium on panels granted through the two-year Presidential Proclamation from June 2022, along with the aforementioned portfolio management actions and other industry headwinds. Order backlog decreased 32% from the prior year as a result of these challenges.
Net sales in the Agtech segment increased 5.4%, or $7.8 million, to $152.8 million in 2024 compared to $145.0 million in 2023. The revenue increase was primarily driven by projects accelerating in our produce division, partially offset by $4.1 million of revenues recorded in the prior year related to the aforementioned portfolio management actions. Although backlog decreased 23% year over year in this segment, the Company anticipates the addition of new projects in both the produce and commercial markets as the Company completes design work and finalize products for launch.
Net sales in the Infrastructure segment increased 0.9%, or $0.8 million, to $88.0 million in 2024 compared to $87.2 million in 2023, the result of continued strong execution. Backlog increased 10% year over year. Demand and quoting remain strong, supported by continued investment at the federal and state levels.
The Company's consolidated gross margin increased to 26.9% for 2024 compared to 26.3% for 2023. This increase was the result of improved price to material cost alignment, continued operational efficiencies, along with 80/20 initiatives and favorable business and product mix.
Selling, general, and administrative ("SG&A") expenses decreased by $9.9 million, or 4.8%, to $197.5 million for 2024 from $207.4 million for 2023. The $9.9 million decrease was the result of lower performance-based compensation expense and sales commissions compared to the prior year along with a recovery on a receivable written down in 2023 associated with a distressed cannabis customer. SG&A expenses as a percentage of net sales was unchanged at 15.1% for both 2024 and 2023, respectively.
The Company recognized intangible asset impairment charges of $11.3 million in 2024 due to rebranding initiatives resulting in the discontinuation of indefinite-lived trademarks in the Agtech and Renewables segments of $6.0 million and $5.3 million, respectively. During 2023, the Company recognized intangible asset impairment charges of $3.8 million. The impairment was largely the result of a rebranding initiative that resulted in the discontinuation of an indefinite-lived trademark of $3.2 million in the Agtech segment, and to a lesser extent, the write-off of amortizing intangibles for $0.6 million related to a discontinued product line in the Renewables segment.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

	2024		2023		Total Change
Income from operations:
Residential	$148,784	19.0%	$143,068	17.6%	$5,716
Renewables	3,349	1.2%	30,160	9.1%	(26,811)
Agtech	11,040	7.2%	(928)	(0.6)%	11,968
Infrastructure	21,295	24.2%	18,529	21.2%	2,766
Unallocated Corporate Expenses	(41,445)	(3.2)%	(40,100)	(2.9)%	(1,345)
Consolidated income from operations	$143,023	10.9%	$150,729	10.9%	$(7,706)
The Residential segment operating margin increased to 19.0% in 2024 from 17.6% in 2023. The increase in operating margin was driven by effective price/cost management, solid execution and 80/20 productivity initiatives.

The Renewables segment generated an operating margin of 1.2% in 2024 compared to 9.1% in 2023. The decrease in operating margin was impacted by lower volume resulting from the aforementioned trade and regulatory challenges in this segment along with product line mix associated with the launch and learning curve of the new tracker product line in the current year. Furthermore, margin was impacted by restructuring activities related to addressing customer issues arising from discontinued solar tracker solutions and the indefinite-lived trademark impairment charge recorded in the current year.
The Agtech segment generated an operating margin of 7.2% in 2024 compared to (0.6)% in 2023. The year over year improvement in operating margin was due to the result of volume leverage, product mix shift and improved execution along with the recovery on a receivable written down in 2023 associated with a distressed cannabis customer and the impact of prior year portfolio management actions.
The Infrastructure segment operating margin increased to 24.2% in 2024 compared to 21.2% in 2023. The margin improvement was driven by favorable product line mix, 80/20 productivity initiatives and strong operating execution.
Unallocated corporate expenses increased $1.3 million, or 3.4%, to $41.4 million in 2024 from $40.1 million for 2023.
The Company recorded interest income of $6.2 million for 2024, compared to interest expense of $3.0 million for 2023. Income in the current year was the result of earnings on certain interest-bearing cash accounts. Expense in the prior year was the result of outstanding balances on the Company's revolving credit facility during 2023, while no amounts were outstanding during 2024.
The Company recorded other income of $24.7 million in 2024, compared to $1.3 million in 2023. The current year income is primarily the result of a $25.3 million gain related to the sale of the Company's electronic locker business within its Residential segment. In 2023, the income is the combined result of foreign currency translation fluctuations and changes in the fair market valuation allowance related to the liquidation of the processing business, offset by a $0.6 million pre-tax net loss relating to the sale of the Company's Japan-based solar racking business within its Renewables segment.
The Company recognized a provision for income taxes of $36.6 million, an effective tax rate of 21.0%, for 2024 compared with a provision for income taxes of $38.5 million, an effective tax rate of 25.8%, for 2023. The effective tax rate for 2024 was equal to the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences offset by a partial release of the valuation allowance previously recorded on a capital loss carryforward that can be utilized due to the 2024 sale of the Company's electronic locker business within its Residential segment. The effective tax rate for 2023 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$269,480	$99,426
Availability on revolving credit facility	395,069	396,056
	$664,549	$495,482
Sources of Liquidity
The Company's primary sources of liquidity are comprised of cash on hand and available borrowing capacity provided under the Company's Credit Agreement. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million and terminates on December 8, 2027. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. See Note 8 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on the Company’s Credit Agreement.

Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2024 and 2023, the Company's foreign subsidiaries held $8.9 million and $6.9 million of cash, respectively.
The Company believes that these sources, together with cash expected to be generated from operations, should provide the Company with ample liquidity and capital resources to meet both its short-term and long-term cash requirements and to continue to invest in operational excellence, growth initiatives and the development of the organization.
Uses of Cash / Cash Requirements
The Company's material short-term cash requirements primarily include accounts payable, certain employee and retiree benefit-related obligations, operating lease obligations, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. The Company's principal capital requirements are to fund its operations' working capital and capital improvements, as well as provide capital for acquisitions and to strategically allocate capital through repurchases of Company stock under the Company's current authorized program ending May 2, 2025. The Company will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate its business. See Notes 7, 9, 14 and 16 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further detail on the Company's accrued expenses, employee and retiree benefit-related obligations, operating lease obligations and historical capital expenditures.
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
Cash Flows
The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2024	2023
Cash provided by (used in):
Operating activities	$174,264	$218,476
Investing activities	8,544	(15,722)
Financing activities	(12,189)	(120,329)
Effect of exchange rate changes	(565)	(607)
Net increase in cash and cash equivalents	$170,054	$81,818
Operating Activities
Net cash provided by operating activities for 2024 of $174.2 million consisted of net income of $137.3 million, non-cash net charges totaling $29.7 million, which include depreciation, amortization, intangible asset impairment, stock compensation, gain on sale of business, exit activity costs, benefit of deferred income taxes and other non-cash charges, and $7.2 million of cash generated from working capital and other net operating assets largely due increases in accounts payable, the result of the timing of purchases and vendor payments, and other current assets, the result of the timing of income taxes payments and other receivables incurred.
Net cash provided by operating activities for 2023 of $218.5 million consisted of net income of $110.5 million, non-cash net charges totaling $67.0 million, which include depreciation, amortization, intangible asset impairment, stock compensation, exit activity costs, provision for deferred income taxes and other non-cash charges, and $41.0 million of cash generated from working capital and other net operating assets largely due to the Company's focus on reducing its investment in inventory to better align with lower sales volumes while still meeting customer demand.
Investing Activities
Net cash provided by investing activities for 2024 of $8.5 million consisted of net proceeds of $28.1 million from the sale of the Company's electronic locker business within its Residential segment in the fourth quarter of 2024 and receipt of the $0.3 million final working capital settlement resulting from the sale of the Company's Japan-based solar racking business in the Company's Renewables segment in the fourth quarter of 2023, offset by net capital expenditures of $19.9 million.
Net cash used in investing activities for 2023 of $15.7 million consisted of net cash paid of $10.4 million for the acquisition of a privately held Utah-based company in the third quarter of 2023 and net capital expenditures of $13.9 million, offset by net proceeds of $8.0 million from the sale of the Company's Japan-based solar racking business in the Company's Renewables segment in the fourth quarter of 2023 and receipt of the $0.6 million final working capital settlement related to the 2022 acquisition of QAP.
Financing Activities
Net cash used in financing activities for 2024 of $12.2 million consisted of common stock repurchases. The Company paid $10.0 million in the current year for the repurchase of 154,796 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $2.2 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans and excise taxes on stock repurchases.
Net cash used in financing activities for 2023 of $120.3 million consisted of net long-term debt payments of $91.0 million and $29.3 million of common stock repurchases. Net long-term debt payments consisted of $141.0 million in long-term debt payments, offset by $50.0 million in proceeds from borrowing on the Company's long-term debt credit facility. The Company paid $26.0 million in 2023 to repurchase of 538,575 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $3.3 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
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
Our most critical accounting estimates that require the most difficult, subjective and complex judgments include revenue recognition on contracts with customers. Management reviews these estimates on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.
Revenue Recognition on Contracts with Customers
The vast majority of the Company's sales contracts are for standard products with revenue recognized at the point in time the Company transfers control to the customer. The point in time the Company transfers control is based on when the Company determines the customer has legal title, significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. However, revenue representing approximately 36%, 35% and 40% of the Company's 2024, 2023 and 2022 consolidated net sales, respectively, was recognized over time under the cost-to-cost method as the Company satisfied its performance obligations. This method of revenue recognition pertains to activities within the Renewables, Agtech, and Infrastructure segments.

Revenue recognized on contracts over time using the cost-to-cost method for measuring progress is recognized as work progresses toward completion based on the ratio of cumulative costs incurred to date to estimated total contract costs at completion. Revenues are recognized proportionally as costs are incurred under this method. Contract costs include all direct costs related to contract performance and factors inherent in the estimation process include direct labor hours, direct material costs, and other direct costs. The estimates of total costs to be incurred at completion of each contract are sensitive to significant judgments and assumptions, such as the expected costs to complete installation, which are affected by customer site-specific conditions as well as availability and cost of third-party contractors to complete the installation process. These estimates impact the timing and amount of net sales recognized on in-progress performance obligations with customers. The Company on a regular basis reviews its estimates and the progress and performance of the performance obligation for substantially all contracts that the Company recognizes revenue over time under the cost-to-cost method. Any adjustments or changes in these estimates affecting revenues are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. When any individual contract's estimated total costs to be incurred exceeds the contract's transaction price, the Company recognizes the estimated contract loss in the period in which such loss is determined. A significant change in an estimate on one or more contracts could have a material effect on the Company's results of operations.
The following table summarizes the impact of the changes in contract estimates on net sales and the estimated contract losses recognized in the Company's operating results during the years ended December 31 (in millions):

	2024	2023	2022
Gross favorable effect of the changes in contract estimates on net sales	$9.6	$13.2	$4.5
Gross unfavorable effect of the changes in contract estimates on net sales	(6.0)	(7.5)	(13.7)
Net favorable (unfavorable) effect of the change in contract estimates on sales	$3.6	$5.7	$(9.2)

Estimated contract losses recognized	$9.4	$5.8	$9.1
Recent Accounting Pronouncements
For additional information regarding recently issued accounting pronouncements, see Note 1 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations.
Raw Material Pricing Risk
The Company is subject to market risk exposure related to volatility in the price of the Company's principal raw materials of steel, aluminum and resins, which are cyclical in nature and have been historically volatile. Exposure to commodity price fluctuations are generally managed through alignment of the Company's materials costs with pricing to customers by passing increases in raw material costs through to customers and maintaining inventory levels not in excess of the Company's production requirements. The Company may experience unfavorable cost-price alignment if increases in these raw material costs cannot be partially or fully passed on to customers, or if the timing of price increases lags behind the raw material cost increases. The Company cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on the Company's 2024 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices the Company offers to customers. The impact to the Company's operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact the Company's ability to pass commodity costs to customers.
Interest Rate Risk
The Company intends to utilize variable interest rate debt to manage interest rate risk, and would consider utilizing fixed rate debt if borrowings were expected to be outstanding for an extended period of time. The Company's available variable rate debt consisted of the revolving credit facility under the Company's Credit Agreement, of which there was no outstanding indebtedness as of and during the year ended December 31, 2024, and there was no other debt outstanding as of and during the year ended December 31, 2024. Borrowings under the Credit Agreement's revolving credit facility bear interest, at the Company's option, at a rate equal to an additional margin plus (a) a base rate, (b) a daily simple SOFR rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign current rate. A hypothetical 1% increase or decrease in interest rates would not have had a material effect on the Company's financial position, results of operations or cash flows.
Foreign Exchange Risk
The Company has foreign exchange risk due to the Company's international operations, primarily in Canada, and through sales to and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect the Company's financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. The Company cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on the Company's 2024 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to foreign customers.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gibraltar Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition on Contracts
Description of the Matter
During the year ended December 31, 2024, the amount of revenue recognized over time was $465 million. As discussed in Note 1 to the consolidated financial statements, for contracts with customers with respect to which the Company satisfies a performance obligation over time, the Company recognizes revenue based on the extent of progress towards completion of the performance obligation using the cost-to-cost measure of progress. Auditing management’s estimates to complete for certain components is especially subjective due to significant judgment required in estimating the remaining costs to complete. Factors inherent in the estimation process include direct labor hours, direct material costs, and other direct costs. Due to uncertainties attributed to such factors, a significant change in an estimate on one or more contracts could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of the Company’s review of estimated costs to complete, including the determination of the underlying significant assumptions and the completeness and accuracy of the contracts reviewed. For example, we tested controls over management’s quarterly review of the cost estimates, monthly review of open contracts and completed contracts, and review over the cost estimates used to develop initial cost estimates on projects.

To test the amount of revenue recognized from contracts, our audit procedures included, among others, assessing whether the performance obligations identified were appropriately recognized on an over time basis through inspection of the contract and inquiry from management regarding the nature and scope of work and testing the completeness and accuracy of the data underlying the determination of the amount of revenue recognized in the current period. To assess the over time revenue recognition, we tested that the actual costs incurred on the project are complete and accurate through agreement to supporting evidence. Our testing of the assumptions included a combination of inquiries of the project management and financial personnel, inspection of evidence to support future estimated costs, performance of an analysis of actual gross margin on completed contracts compared to prior estimates, evaluation of subsequent year-end expenses incurred on projects, and assessment of the historical accuracy of management’s estimates by analyzing changes in project gross margins during project lifecycles and determining if those changes were driven by cost factors that should have been known or could have been reasonably estimated at project inception.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2005.

Boston, Massachusetts

February 19, 2025

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net sales	$1,308,764	$1,377,736	$1,389,966
Cost of sales	956,936	1,015,770	1,071,272
Gross profit	351,828	361,966	318,694
Selling, general, and administrative expense	197,505	207,440	188,592
Intangible asset impairment	11,300	3,797	—
Income from operations	143,023	150,729	130,102
Interest (income) expense, net	(6,171)	3,002	4,047
Other (income) expense	(24,731)	(1,265)	14,565
Income before taxes	173,925	148,992	111,490
Provision for income taxes	36,585	38,459	29,084
Net income	$137,340	$110,533	$82,406

Net earnings per share:
Basic	$4.50	$3.61	$2.57
Diluted	$4.46	$3.59	$2.56
Weighted average shares outstanding:
Basic	30,538	30,626	32,096
Diluted	30,769	30,785	32,192
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$137,340	$110,533	$82,406
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,337)	1,204	(5,022)
Adjustment to postretirement benefit liability, net of tax	125	114	1,403
Other comprehensive (loss) income	(3,212)	1,318	(3,619)
Total comprehensive income	$134,128	$111,851	$78,787
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$269,480	$99,426
Trade receivables, net of allowance of $3,394 and $5,351, respectively	169,350	172,736
Costs in excess of billings, net	34,570	51,814
Inventories, net	138,140	120,503
Prepaid expenses and other current assets	39,792	17,772
Total current assets	651,332	462,251
Property, plant, and equipment, net	109,820	107,603
Operating lease assets	45,021	44,918
Goodwill	507,419	513,383
Acquired intangibles	103,882	125,980
Other assets	1,936	2,316
	$1,419,410	$1,256,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$117,408	$92,124
Accrued expenses	95,664	88,719
Billings in excess of costs	41,790	44,735
Total current liabilities	254,862	225,578
Deferred income taxes	56,655	57,103
Non-current operating lease liabilities	35,125	35,989
Other non-current liabilities	24,734	22,783
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,313 and 34,219 shares issued and outstanding in 2024 and 2023	343	342
Additional paid-in capital	343,583	332,621
Retained earnings	875,851	738,511
Accumulated other comprehensive loss	(5,326)	(2,114)
Cost of 3,960 and 3,778 common shares held in treasury in 2024 and 2023	(166,417)	(154,362)
Total stockholders’ equity	1,048,034	914,998
	$1,419,410	$1,256,451
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$137,340	$110,533	$82,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,312	27,378	26,167
Intangible asset impairment	11,300	3,797	—
Stock compensation expense	10,963	9,750	8,334
Gain on sale of business	(25,265)	—	—
Exit activity costs, non-cash	31	2,771	16,266
(Benefit of) provision for deferred income taxes	(486)	10,800	6,337
Other, net	5,865	12,492	1,506
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	17,914	(15,375)	32,754
Inventories	(18,623)	45,908	14,377
Other current assets and other assets	(22,515)	514	2,062
Accounts payable	26,528	(14,387)	(76,260)
Accrued expenses and other non-current liabilities	3,900	24,295	(11,258)
Net cash provided by operating activities	174,264	218,476	102,691
Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(19,930)	(13,906)	(20,062)
Acquisitions, net of cash acquired	—	(9,863)	(51,621)
Net proceeds from sale of business	28,474	8,047	—
Net cash provided by (used in) investing activities	8,544	(15,722)	(71,683)
Cash Flows from Financing Activities
Long-term debt payments	—	(141,000)	(138,000)
Proceeds from long-term debt	—	50,000	204,500
Payment of debt issuance costs	—	—	(2,013)
Purchase of common stock at market prices	(12,189)	(29,329)	(89,494)
Net cash used in financing activities	(12,189)	(120,329)	(25,007)
Effect of exchange rate changes on cash	(565)	(607)	(1,242)
Net increase in cash and cash equivalents	170,054	81,818	4,759
Cash and cash equivalents at beginning of year	99,426	17,608	12,849
Cash and cash equivalents at end of year	$269,480	$99,426	$17,608
Supplemental disclosure of cash flow information
Cash paid for interest	$1,050	$3,553	$3,542
Cash paid for income taxes	$31,044	$23,447	$27,017
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	82,406	—	—	—	82,406
Foreign currency translation adjustment	—	—	—	—	(5,022)	—	—	(5,022)
Postretirement benefit plan adjustments, net of taxes of $449	—	—	—	—	1,403	—	—	1,403
Stock compensation expense	—	—	8,334	—	—	—	—	8,334
Net settlement of restricted stock units	245	2	(2)	—	—	95	(4,404)	(4,404)
Awards of common stock	16	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	1,997	(85,876)	(85,876)
Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	110,533	—	—	—	110,533
Foreign currency translation adjustment	—	—	—	—	1,204	—	—	1,204
Postretirement benefit plan adjustments, net of taxes of $36	—	—	—	—	114	—	—	114
Stock compensation expense	—	—	9,750	—	—	—	—	9,750
Net settlement of restricted stock units	151	2	(2)	—	—	58	(3,362)	(3,362)
Awards of common stock	8	—	—	—	—	—	—	—
Excise tax on repurchase of common shares	—	—	—	—	—	—	(159)	(159)
Common stock repurchased under stock repurchase program	—	—	—	—	—	521	(25,181)	(25,181)
Balance at December 31, 2023	34,219	$342	$332,621	$738,511	$(2,114)	3,778	$(154,362)	$914,998
Net income	—	—	—	137,340	—	—	—	137,340
Foreign currency translation adjustment	—	—	—	—	(3,337)	—	—	(3,337)
Postretirement benefit plan adjustments, net of taxes of $41	—	—	—	—	125	—	—	125
Stock compensation expense	—	—	10,963	—	—	—	—	10,963
Net settlement of restricted stock units	86	1	(1)	—	—	27	(2,035)	(2,035)
Awards of common stock	8	—	—	—	—	—	—	—
Excise tax on repurchase of common shares	—	—	—	—	—	—	(34)	(34)
Common stock repurchased under stock repurchase program	—	—	—	—	—	155	(9,986)	(9,986)
Balance at December 31, 2024	34,313	$343	$343,583	$875,851	$(5,326)	3,960	$(166,417)	$1,048,034
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
Reclassification
The Company has presented costs in excess of billings, net separately on its consolidated balance sheet as of December 31, 2023 to conform with current year presentation. Historically, the Company included costs in excess of billings, net within accounts receivable on its consolidated balance sheet. This reclassification had no impact on the Company's net income, earnings per share, cash flows, segment reporting or financial position.
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
Segment reporting
The Company has four reportable segments: Residential, Renewables, Agtech and Infrastructure. For further disclosure regarding the Company's reportable segments, refer to Note 16 "Segment Information."
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
For the above contracts with customers with respect to which the Company satisfies a performance obligation over time, the Company recognizes revenue based on the extent of progress towards completion of the performance obligation using the cost-to-cost measure of progress. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recognized proportionally as costs are incurred. Costs to fulfill a contract include all direct costs related to contract performance. On a regular basis for substantially all contracts, the Company reviews its estimates and progress towards completion of its performance obligations. When the Company determines there is a change to any individual contract's estimated total costs to be incurred, the Company recognizes the impact to revenues using the cumulative catch-up method. When any individual contract's estimated total costs to be incurred exceeds the contract's transaction price, the Company recognizes the contract loss in the period in which such loss is determined.
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
Costs to obtain a contract with a customer
The Company expenses incremental costs of obtaining a contract as incurred when the benefit of those costs is less than twelve months. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer. If the Company expects the benefit of the incremental costs to be greater than twelve months, the Company records an asset for those costs which is amortized over the duration of the contract.
Cash and cash equivalents
All highly liquid investments with a maturity of three months or less are considered cash equivalents.
Trade receivables and allowance for expected credit losses
Trade receivables are stated at the amount invoiced to customers less an allowance for expected credit losses. In general, the Company's policy is to not charge interest on trade receivables after the invoice becomes past due. A trade receivable is considered past due if payment has not been received within the agreed upon invoice terms.
The Company’s expected credit losses methodology is developed using estimates and historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade receivables. The Company is exposed to credit losses through sales of products and services. Due to the short-term nature of such trade receivables, the estimated amount of trade receivables that may not be collected is based on aging of the trade receivable balances. Additionally, specific allowance amounts are established to record the appropriate provision for customers that no longer share risk characteristics similar with other trade receivables. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Trade receivables are written off when determined to be uncollectible after all means of collection have been exhausted and the potential for recovery is considered remote.
The following table provides a roll-forward of the allowance for expected credit losses for the years ended December 31 (in thousands):

	2024	2023	2022
Beginning balance	$5,351	$3,527	$3,409
Bad debt expense, net of recoveries	1,093	3,146	1,331
Accounts written off against allowance and other adjustments	(3,050)	(1,322)	(1,213)
Ending balance	$3,394	$5,351	$3,527

Concentrations of credit risk in trade receivable are limited to those from significant customers that are believed to be financially sound. As of December 31, 2024 and 2023, the Company's most significant customer is a home improvement retailer. The home improvement retailer purchases from the Residential segment. Trade receivables as a percentage of consolidated trade receivables from the home improvement retailer was 16% and 17% as of December 31, 2024 and 2023, respectively. Net sales to the home improvement retailer as a percentage of consolidated net sales were 12%, 13%, and 14% during the years ended December 31, 2024, 2023 and 2022, respectively.
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
The table below sets forth the depreciation expense recognized during the years ended December 31 (in thousands):

	2024	2023	2022
Depreciation expense	$16,656	$16,139	$14,583
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
The Company may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for some or all of the Company's selected reporting units. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of the Company's reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired, and a loss measured by the excess of the carrying value of the reporting unit over the fair value of the reporting unit must be recorded. The fair value of reporting units evaluated under the quantitative test are determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital ("WACC") based upon the capital structure of market participants in the Company’s peer groups, projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.
The Company also tests its indefinite-lived intangible assets for impairment on an annual basis as of October 31, or more frequently if an event occurs, or circumstances change, that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying value. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief-from-royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. Acquired identifiable intangible assets are recorded at cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives. For additional disclosure of the Company's goodwill and other intangible assets refer to Note 6 "Goodwill and Related Intangible Assets."
Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. For additional disclosure on impairment of the Company's long-lived assets refer to Note 6 "Goodwill and Related Intangible Assets" and Note 11 "Exit Activity Costs and Asset Impairments."
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
Advertising
The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising and marketing costs were $10.1 million, $10.0 million, and $10.9 million, respectively.
Foreign currency transactions and translation
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period.
Defined Benefit Pension and Other Postretirement Plans
The Company has a 401(k) plan in which all employees of U.S. subsidiaries are eligible to participate. Total expense for the 401(k) plan for the years ended December 31 was (in thousands):

	2024	2023	2022
401(k) plan	$4,360	$3,804	$3,580
The Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers union-represented employees. The Company's one multiemployer plan is underfunded and has a rehabilitation plan in place. The rehabilitation plan requires minimum contributions from the Company. Given the status of this plan, it is reasonably possible that future contributions to the plan will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2024.
The Company has an unfunded postretirement healthcare plan which provides health insurance to certain retired employees and their spouses. This plan has been frozen, no current employees participate and no additional participants will be added to the plan in the future. The Company's postretirement health care costs adjustments are reclassified when realized from accumulated other comprehensive loss to other expense in the Company's consolidated statements of income.
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
Earnings per share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding, as well as dilutive common shares which include shares issuable pursuant to equity based incentive compensation awards under the equity compensation plans described in Note 9 "Equity-Based Compensation."
Recent accounting pronouncements
The Company evaluated all recently issued Financial Accounting Standards Board ("FASB") Accounting Standard Updates ("ASU"), including those that are currently effective in or after 2024, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company, with the exception of the following adopted and not yet adopted recent accounting principles.

Standard	Description	Financial Statement Effect or Other Significant Matters

Recent Accounting Pronouncements Adopted

ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	In November 2023, the FASB issued ASU No. 2023-07, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.
The Company adopted this ASU and the required disclosures in these financial statements and has applied the amendments in this ASU retrospectively to all prior periods presented in these financial statements. The adoption of this ASU only affected the Company's disclosures in Note 16 "Segment Information" and there was no material impact to the Company's results of operations, cash flows or financial condition.

Recent Accounting Pronouncements Not Yet Adopted

ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU No. 2023-09, which focuses on the rate reconciliation and income taxes paid. This ASU requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received.

The amendments in this ASU are effective for the Company in its annual reporting period beginning after December 15, 2024, with early adoption permitted. The Company may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to impact the Company's disclosures with no material impacts to the Company's results of operations, cash flows, and financial condition. The Company's planned date of adoption of these required disclosures in its financial statements for annual reporting period ending December 31, 2025.

ASU No. 2024-03
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and ASU No. 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date
In November 2024, the FASB issued ASU No. 2024-03, which includes amendments that require disaggregated information about certain income statement expense line items to be disclosed in the notes to the financial statements on an annual and interim basis. Additionally, in January 2025, the FASB issued ASU No. 2025-01, which amended the effective date of ASU 2024-03.
The amendments in ASU 2024-03 are effective for the Company in its first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is required to apply the amendments in this ASU prospectively and may apply it retrospectively. The Company expects this ASU to impact the Company's disclosures with no material impacts to the Company's results of operations, cash flows, and financial condition. The Company's planned date of adoption of these required disclosures in its financial statements for annual reporting period ending December 31, 2027.

(2)    REVENUE
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
Refer to Note 16 "Segment Information" for disclosures related to disaggregation of revenue.
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
As of December 31, 2024, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Additionally, as of December 31, 2024 and 2023, there were no assets recognized related to incremental costs of obtaining a contract with a customer as the benefits of these costs are not expected to exceed one year.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue at December 31, 2024 and 2023 was $3.1 million and $3.9 million, respectively.
The Company recognized revenue of $42.9 million, $35.5 million, and $44.4 million during the years ended December 31, 2024, 2023, and 2022, respectively, that was included in the contract liabilities balance of $48.7 million, $39.6 million, and $50.4 million at December 31, 2023, 2022 and 2021, respectively.
The decreases in costs in excess of billings and billings in excess of costs as of December 31, 2024 compared to December 31, 2023, respectively, were primarily due to decline in volume in the Renewables segment in 2024 compared to 2023.
For the years ended December 31, 2024, 2023, and 2022, there were no changes to estimated total costs to be incurred related to any individual contract that materially impacted the Company's consolidated financial statements.

(3) INVENTORIES, NET
Inventories, net of reserves, consisted of the following at December 31 (in thousands):

	2024	2023
Raw material	$78,888	$71,981
Work-in-process	18,195	9,508
Finished goods	41,057	39,014
Inventories, net	$138,140	$120,503
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
The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2024	2023	2022
Beginning balance	$9,378	$6,179	$4,400
Excess, obsolete and slow moving inventory expense	692	4,243	1,582
Scrapped inventory and other adjustments	(4,746)	(1,044)	197
Ending balance	$5,324	$9,378	$6,179

(4) PROPERTY, PLANT, AND EQUIPMENT, NET
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2024	2023
Land and land improvements	$4,474	$4,544
Building and improvements	44,320	43,732
Machinery and equipment	248,741	231,275
Construction in progress	16,378	17,391
Property, plant, and equipment, gross	313,913	296,942
Less: accumulated depreciation	(204,093)	(189,339)
Property, plant, and equipment, net	$109,820	$107,603

(5) ACQUISITIONS AND DIVESTITURES
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
The acquisition-related costs consisted of the following for the years ended December 31 (in thousands):

	2024	2023	2022
Cost of sales	$—	$12	$1,427
Selling, general and administrative costs	491	253	545
Total acquisition related costs	$491	$265	$1,972
2024 Divestiture
On December 17, 2024, the Company sold its electronic locker business within its Residential segment to a third party. The $28.1 million net proceeds from the sale resulted in a pre-tax net gain of $25.3 million and has been presented within other (income) expense in the consolidated statements of income. This divestiture did not meet the criteria to be recorded as a discontinued operation nor did it have a major effect on the Company's operations.

2023 Divestiture
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

(6) GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Residential	Renewables	Agtech	Infrastructure	Total
Balance at December 31, 2022	$209,056	$188,030	$83,599	$31,678	$512,363
Acquired goodwill	4,133	—	—	—	4,133
Other changes (1)	387	(3,800)	300	—	(3,113)
Balance at December 31, 2023	213,576	184,230	83,899	31,678	513,383
Other changes (1)	(4,406)	—	(1,558)	—	(5,964)
Balance at December 31, 2024	$209,170	$184,230	$82,341	$31,678	$507,419
(1) Other changes in the carrying amounts of goodwill includes adjustment to prior year acquisitions, foreign currency translation and sale of business.
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of December 31, 2024 and 2023, respectively. No goodwill impairment charges were recognized during the years ended December 31, 2024, 2023, and 2022.
Annual and Interim Impairment Testing
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. In 2024, 2023, and 2022, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.
The Company conducted its annual goodwill impairment test for its six reporting units as of October 31, 2024. A quantitative test was conducted for one of reporting units, and a qualitative analysis for the remaining five reporting units. Both the quantitative and qualitative impairment tests consist of comparing the fair value of a reporting unit with its carrying value including goodwill. For additional disclosure of the Company's assessment approach, refer to Note 1 "Summary of Significant Accounting Policies".
As a result of the Company's annual testing for 2024, 2023, and 2022, none of the reporting units with goodwill as of the testing date had carrying values in excess of their fair values.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$40,400	$—	$52,300	$—
Finite-lived intangible assets:
Trademarks	2,550	1,773	5,773	4,714
Unpatented technology	30,329	23,199	34,133	24,295
Customer relationships	99,060	43,560	110,649	48,088
Non-compete agreements	709	634	2,376	2,154
	132,648	69,166	152,931	79,251
Total acquired intangible assets	$173,048	$69,166	$205,231	$79,251

The following table summarizes intangible asset impairment for the years ended December 31 (in thousands):

	2024	2023	2022
Indefinite-lived trademarks (1)	$11,300	$3,200	$—
Amortizing trademarks (2)	—	597	—
Total	$11,300	$3,797	$—
(1) Rebranding initiatives that resulted in the discontinuation of certain indefinite-lived trademarks in both the Renewables and Agtech segments in 2024 and only the Agtech segment in 2023.
(2) Write-off of amortizing intangibles related to a discontinued product line in the Renewables segment.
The Company recognized amortization expense related to the definite-lived intangible assets. The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2024	2023	2022
Amortization expense	$10,656	$11,239	$11,584
Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

	2025	2026	2027	2028	2029
Amortization expense	$10,351	$9,318	$8,033	$7,270	$7,221

(7) ACCRUED EXPENSES
Accrued expenses at December 31 consisted of the following (in thousands):

	2024	2023
Compensation	$20,193	$22,893
Customer rebates	18,066	18,497
Product warranties	17,463	9,139
Current operating lease liability	11,473	10,278
Insurance	5,773	6,307
Interest and taxes	5,571	5,167
Other	17,125	16,438
Total accrued expenses	$95,664	$88,719
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
The reserve for product warranties is presented within accrued expenses on the Company’s consolidated balance sheets. Activity in the product warranties is summarized as follows for the years ended December 31, (in thousands):

	2024	2023
Beginning balance	$9,139	$6,251
Provisions/accruals during the period	16,048	6,190
Settlements made during the period	(7,724)	(3,302)
Ending balance	$17,463	$9,139

(8) DEBT
The Company had no outstanding debt as of December 31, 2024 and 2023. Unamortized debt issuance costs, included in other assets on the consolidated balance sheets, as of December 31, 2024 and 2023 were $1.3 million and $1.7 million, respectively.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of December 31, 2024, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
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
The Company's Sixth Amended and Restated Credit Agreement (the "Prior Credit Agreement") dated as of January 24, 2019 provided a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. Interest rates on the revolving credit facility under the Prior Credit Agreement were based on LIBOR plus an additional margin that ranges from 1.125% to 2.00%. In addition, the revolving credit facility under the Prior Credit Agreement was subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance. The Prior Credit Agreement terminated on December 8, 2022.
Standby letters of credit of $4.9 million have been issued under the Credit Agreement to third parties on behalf of the Company as of December 31, 2024. These letters of credit reduce the amount otherwise available under the Credit Agreement's revolving credit facility. The Company had $395.1 million and $396.1 million of availability under the revolving credit facility as of December 31, 2024 and 2023, respectively.

(9) EQUITY-BASED COMPENSATION
The Company awards equity-based compensation to employees and non-employee directors, which is recognized in the consolidated statements of income based on the grant-date fair value of the award. The Company uses the straight-line method for recording compensation expense over a vesting period generally up to four years with either graded or cliff vesting. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period reduced by the expense on unvested awards forfeited during the period.
The Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (the "Amended 2018 Plan") which includes a total of 1,631,707 shares available for issuance, allows the Company to grant equity-based incentive compensation awards, in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights to eligible participants.

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
At December 31, 2024, approximately 684,000 shares were available for issuance under the Amended 2018 Plan as incentive stock options or other stock awards, and approximately 75,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.
The compensation cost for employee and non-employee director equity-based compensation plans for all current and prior year awards granted along with the related tax benefits recognized during the years ended December 31 were as follows (in thousands):

	2024	2023	2022
Total stock compensation expense	$10,963	$9,750	$8,334
Tax benefits recognized related to stock compensation expense	$2,302	$2,516	$2,175
Equity Based Awards - Settled in Stock
The following table provides the number of stock units and common stock granted during the years ended December 31, along with the weighted-average grant-date fair value of each award:

	2024		2023		2022
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	3,340	$68.86	6,351	$54.33	2,460	$42.69
Common stock	7,564	$68.64	8,468	$54.33	15,652	$42.49
Restricted stock units	82,930	$71.77	99,820	$61.93	132,430	$43.92
Performance stock units (1)	60,765	$77.28	85,323	$53.22	108,464	$47.00
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
Stock Units and Common Stock
The following table summarizes information about non-vested restricted stock units and performance stock units (that will convert to shares upon vesting), deferred stock units and common stock:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Common Stock	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Deferred Stock Units (2)	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	232,970	$53.75	—	$—	136,246	$52.27	44,479	$46.90
Granted	82,930	$71.77	7,564	$68.64	60,765	$77.28	3,340	$68.86
Adjustments (1)	—	$—	—	$—	76,734	$53.04	—	$—
Vested	(63,451)	$60.34	(7,564)	$68.64	(10,148)	$68.73	(13,329)	$36.47
Forfeited	(20,109)	$60.75	—	$—	—	$—	—	$—
Balance at December 31, 2024	232,340	$57.78	—	$—	263,597	$57.62	34,490	$53.06
(1) Adjustments during the first quarter of 2024 for (i) an additional 77,498 units for PSUs granted in 2023 to reflect 200.0% of the target amount granted based on the Company's actual ROIC compared to ROIC target for the performance period ended December 31, 2023, and (ii) a reduction of 764 units for PSUs granted in 2020 to reflect 93.0% of the target amount granted based on individual performance goals ended December 31, 2023.

(2) Vested and issuable upon termination from service as a member of the Company's Board of Directors.
The fair value of the restricted stock units, common stock, performance stock units with a financial performance condition, and deferred stock units granted during the three years ended December 31, 2024 was based on the Company's stock price at grant date of the award.
The following table sets forth the aggregate fair value of restricted stock units, common stock, performance stock units with a financial performance condition, and deferred stock units that vested during the years ended December 31 (in thousands):

	2024	2023	2022
Aggregate fair value of vested restricted stock units	$4,626	$4,740	$3,920
Aggregate fair value of vested common stock	$519	$460	$665
Aggregate fair value of vested performance stock units	$788	$3,999	$6,729
Aggregate fair value of vested deferred stock units	$230	$345	$105
As of December 31, 2024, there was $9.5 million of total unrecognized compensation cost related to non-vested restricted stock units and performance stock units. This cost is expected to be recognized over a weighted average period of 2.0 years.
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
Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2024 were $23.7 million, of which $3.2 million was included in accrued expenses and $20.5 million was included in other non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2023 were $20.0 million, of which $2.0 million was included in accrued expenses and $18.0 million was included in other non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $18.1 million and $17.3 million at December 31, 2024 and 2023, respectively.
The following table provides the number of restricted stock units credited to active participant accounts, balance of vested and unvested restricted stock units within active participant accounts, payments made with respect to MSPP liabilities and MSPP expense during years ended December 31:

	2024	2023	2022
Restricted stock units credited	43,566	48,921	12,365
Restricted stock units balance, vested and unvested	205,221	199,946	158,644
Share-based liabilities paid (in thousands)	$2,821	$2,392	$3,689
MSPP expense (recovery) (in thousands)	$3,890	$4,710	$(4,459)

(10) FAIR VALUE MEASUREMENTS
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
The Company had no financial assets or liabilities measured at fair value on a recurring basis and did not have any financial instruments for which carrying value differed from its fair value at December 31, 2024 and 2023. As of December 31, 2024, the Company had no outstanding indebtedness on its revolving credit facility under its Credit Agreement.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, and accounts payable.  The carrying values for these financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2024 and 2023.
Other non-recurring fair value measurements
The Company recognized intangible asset impairment during the years ended December 31, 2024 and 2023 as noted in Note 6, "Goodwill and Related Intangible Assets." The fair values of the impaired intangible assets for 2024 and 2023 was zero, and the carrying values were $11.3 million and $3.8 million, respectively. The Company used unobservable inputs, classified as Level 3 inputs, in determining the fair value of these assets. No impairment charges were recognized during the year ended December 31, 2022.
The Company also applied fair value principles for the goodwill impairment tests performed during 2024, 2023, and 2022. In 2024, the Company elected to performed a quantitative test using two valuation models to estimate the fair values for one of its reporting units and qualitative tests for the remaining five reporting units. In 2023 and 2022, the Company performed quantitative test using two valuation models to estimate the fair values for all its reporting units. Both models primarily use Level 3 inputs. See Note 6 "Goodwill and Related Intangible Assets" of the consolidated financial statements for the results of the Company’s goodwill impairment tests.
Additionally, as described in Note 5 "Acquisitions and Divestitures," the Company used Level 3 inputs to estimate fair values allocated to the assets acquired and liabilities assumed related to acquisitions.

(11) EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has incurred exit activity costs and asset impairment charges as a result of its 80/20 simplification and portfolio management initiatives. These initiatives have resulted in the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued, the simplification of processes, the sale and exiting of less profitable businesses or products lines, and the reduction in the Company's manufacturing footprint.
As a result of process simplification initiatives, the Company has incurred exit activity costs (recoveries) related to moving and closing costs, severance and contract terminations, along with asset impairment charges (recoveries) related to the write-down of inventory and other charges such as warranty costs associated with discontinued product lines. Additionally, the Company has incurred the aforementioned costs resulting from the sale, relocation and/or closure of facilities including two closures and one relocation in 2022.
The following table sets forth the exit activity costs (recoveries) and asset impairment charges (recoveries) incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2024			2023			2022
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$678	$(72)	$606	$960	$3,851	$4,811	$1,825	$12	$1,837
Renewables	9,792	103	9,895	7,558	1,136	8,694	3,256	1,198	4,454
Agtech	477	—	477	718	—	718	771	1,066	1,837
Infrastructure	—	—	—	—	—	—	(63)	—	(63)
Corporate	83	—	83	(32)	—	(32)	250	—	250
Total	$11,030	$31	$11,061	$9,204	$4,987	$14,191	$6,039	$2,276	$8,315
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of income for the years ended December 31 (in thousands):

	2024	2023	2022
Cost of sales	$8,514	$12,634	$5,258
Selling, general, and administrative expense	2,547	1,557	3,057
Total exit activity costs and asset impairments	$11,061	$14,191	$8,315
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheet relating to the Company’s restructuring efforts (in thousands):

	2024	2023
Balance as of January 1	$6,725	$2,417
Exit activity costs recognized	11,030	9,204
Cash payments	(5,744)	(4,896)
Balance as of December 31	$12,011	$6,725

(12) INCOME TAXES
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
The components of income before taxes consisted of the following for the years ended December 31 (in thousands):

	2024	2023	2022
Domestic	$167,870	$149,348	$112,635
Foreign	6,055	(356)	(1,145)
Income before taxes	$173,925	$148,992	$111,490

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2024	2023	2022
Current:
U.S. Federal	$28,126	$21,579	$17,014
State	7,838	6,048	5,647
Foreign	1,103	32	86
Total current	37,067	27,659	22,747
Deferred:
U.S. Federal	(440)	8,617	5,259
State	(244)	2,112	1,381
Foreign	202	71	(303)
Total deferred	(482)	10,800	6,337
Provision for income taxes	$36,585	$38,459	$29,084
The provision for income taxes differs from the federal statutory rate of 21% due to the following for the years ended December 31 (in thousands, except for percentages) :

	2024		2023		2022
Statutory rate	$36,524	21.0%	$31,288	21.0%	$23,413	21.0%
State taxes, less federal effect	5,990	3.5%	6,446	4.3%	5,541	5.0%
Federal tax credits	(2,194)	(1.3)%	(787)	(0.5)%	(549)	(0.5)%
Excess tax benefit on stock based compensation	(292)	(0.2)%	(203)	(0.1)%	(214)	(0.2)%
Executive compensation	1,756	1.0%	1,369	0.9%	960	0.9%
Valuation allowance	(6,027)	(3.5)%	—	—%	—	—%
Other	828	0.5%	346	0.2%	(67)	(0.1)%
	$36,585	21.0%	$38,459	25.8%	$29,084	26.1%
Deferred tax liabilities at December 31 consisted of the following (in thousands):

	2024	2023
Depreciation	$13,523	$13,838
Goodwill	69,155	65,967
Operating leases	11,265	11,325
Intangible assets	—	1,919
Other	1,890	1,847
Gross deferred tax liabilities	95,833	94,896
Capitalized research and development costs	(8,184)	(6,286)
Equity compensation	(7,148)	(6,907)
Operating leases	(11,670)	(11,678)
Intangible assets	(854)	—
Capital loss carryforward	(19,392)	(26,527)
Warranty reserves	(3,901)	(1,790)
Other	(7,476)	(11,215)
Gross deferred tax assets	(58,625)	(64,403)
Valuation allowances	19,434	26,593
Deferred tax assets, net of valuation allowances	(39,191)	(37,810)
Net deferred tax liabilities	$56,642	$57,086
At December 31, 2024, the Company had total net operating loss carry forwards of $16.9 million, which included $0.2 million for federal and $16.7 million for state. There was no foreign net operating loss carry forward. The federal and state net operating loss carry forwards expire between 2031 and 2044. The Company recognized a total of $0.8 million of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances, which included $0.1 million of federal and $0.8 million of state deferred tax assets.
As a result of the sale of the Industrial business during 2021, the Company generated a capital loss of $113.7 million for federal and state purposes to the extent allowable under state tax regulations. Amended Federal returns were filed to carry back $3.7 million of capital loss. As a result of the sale of the Company's electronic locker business within its Residential segment in 2024, $28.7 million of the capital loss was utilized to offset the capital gain from the sale, and the valuation allowance was subsequently adjusted. As of December 31, 2024, the remaining capital loss carry forward is $81.3 million. The capital loss carryforward will expire in 2026. The Company recognized a total of $19.4 million of deferred tax assets, net of the federal benefit, related to this carryforward prior to any valuation allowances, which included $16.5 million of federal and $2.9 million of state deferred tax assets. The Company has a full valuation allowance on the capital loss carry forward and as a result there is no deferred tax asset related to the capital loss.
Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized.
The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2024	2023	2022
Balance as of January 1	$26,593	$26,488	$26,581
Cost charged to the tax provision	11	105	10
Reductions	(7,170)	—	(103)
Balance as of December 31	$19,434	$26,593	$26,488
At December 31, 2024, the Company had approximately $3.7 million of undistributed earnings of foreign subsidiaries. The Company continues to maintain its assertion that all remaining foreign earnings will be indefinitely reinvested. Any excess earnings could be used to grow the Company's foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability related to the Company's remaining unremitted foreign earnings is not practicable due to the complexities associated with its hypothetical calculation.
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
In December 2021, the Organization for Economic Cooperation and Development introduced Base Erosion and Profit Shifting ("BEPS") Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective for tax years beginning as early as January 1, 2024, with general implementation of global minimum tax by January 1, 2025. The Company considered the impacts of BEPS Pillar 2 on its consolidated financial statements and determined that it meets the revenue threshold to be a BEPS taxpayer, however, the Company has met the safe harbor tests such that no additional tax liability applies.

(13) EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows for the years ended December 31 (in thousands):

	2024	2023	2022
Basic weighted average shares outstanding	30,538	30,626	32,096
Dilutive effect of common stock options and stock units	231	159	96
Diluted weighted average shares outstanding	30,769	30,785	32,192
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations for the years ended December 31 (in thousands):

	2024	2023	2022
Common stock units	—	26	43

(14) LEASES
The Company's leases are classified as operating leases and consist of manufacturing facilities, distribution centers, office space, vehicles and equipment.
Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to ten years. The exercise of lease renewal options is at the Company's sole discretion. As of December 31, 2024 and 2023, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.
The components of lease costs for the years ended December 31 were as follows (in thousands):

	2024	2023	2022
Operating lease cost	$16,370	$12,940	$11,191
Short-term lease cost	5,679	4,645	5,694
Total lease cost	$22,049	$17,585	$16,885
Information related to the Company's operating right-of-use assets and related operating lease liabilities for the years ended December 31 were as follows (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of operating liabilities	$12,876	$10,628	$8,835
Right-of-use assets obtained in exchange for new lease liabilities	$10,939	$27,468	$17,008
Information related to the Company's lease terms and discount rates as of December 31 were as follows:

	2024		2023
Weighted-average remaining lease term - operating leases	5.8	years	6.6	years
Weighted-average discount rate - operating leases	5.2%		5.0%

The future maturity of the Company's lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$13,571
2026	10,959
2027	6,013
2028	5,165
2029	4,698
After 2029	13,753
Total lease payments	54,159
Less: present value discount	(7,561)
Present value of lease liabilities	$46,598
The Company uses its incremental borrowing rate based on information available at the commencement date of a lease in determining the present value of lease payments as the rates implicit in most of the Company's leases are not readily determinable.

(15) COMMITMENTS AND CONTINGENCIES
The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of any claims, or other claims which are not clearly determinable at the present time, would result in a material adverse effect on the Company's financial condition or results of operations.

(16) SEGMENT INFORMATION
The Company has four reportable segments: Residential, Renewables, Agtech and Infrastructure. The Company's reportable segments are each managed separately because they design, engineer, manufacture, and where applicable install, distinct products with different production processes.
•Residential consists of operating segments that sell the following products and services to major retail home centers, building material wholesalers, building product distributors, roofing distributors, residential contractors, property management companies, manufactured housing dealers, postal services distributors and providers, and online direct to end consumers: roof and foundation ventilation products, single point and centralized mail systems and electronic package solutions, outdoor living space products (sun-shading), rain dispersion systems, metal roofing job site services, and other construction accessories.
•Renewables consists of an operating segment that sells the following products and services to developers, EPCs and owners / operators of solar fields: design, manufacture and install solar energy mounting systems including foundation, racking, and electrical balance of system.
•Agtech consists of an operating segment that sells the following products and services to large-scale indoor commercial growers and agricultural research and development facilities: design, manufacture and build advanced-technology turnkey greenhouse growing facilities.
•Infrastructure consists of an operating segment that sells the following products to commercial and transportation contractors and fabricators: expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems.
When determining the Company's Residential reportable segment, the Company aggregated operating segments to be one reportable segment as the aggregation is consistent with the objectives and principles of Topic 280, Segment Reporting, and on the basis that the operating segments have similar economic and operating characteristics.
The accounting policies of the Company's segments are the same as those described in Note 1 "Summary of Significant Accounting Policies." The Company evaluates performance of all its reportable segments on income or loss from operations before interest and income taxes. The following tables illustrate certain measurements used by management to assess the performance of the segments described above for the years ended December 31 (in thousands):

	2024
	Residential	Renewables	Agtech	Infrastructure	Total
Net sales	$782,519	$285,405	$152,811	$88,029	$1,308,764
Less (1):
Operating expenses (2)	633,735	282,056	141,771	66,734	1,124,296
Segment profit	148,784	3,349	11,040	21,295	184,468
Reconciliation of segment profit
Unallocated corporate expenses					(41,445)
Interest income, net					6,171
Other income, net					24,731
Income before taxes					$173,925

	2023
	Residential	Renewables	Agtech	Infrastructure	Total
Net sales	$814,803	$330,738	$144,967	$87,228	$1,377,736
Less (1):
Operating expenses (2)	671,735	300,578	145,895	68,699	1,186,907
Segment profit (loss)	143,068	30,160	(928)	18,529	190,829
Reconciliation of segment profit
Unallocated corporate expenses					(40,100)
Interest expense, net					(3,002)
Other income, net					1,265
Income before taxes					$148,992

	2022
	Residential	Renewables	Agtech	Infrastructure	Total
Net sales	$767,248	$377,567	$168,868	$76,283	$1,389,966
Less (1):
Operating expenses (2)	640,790	352,324	165,954	67,280	1,226,348
Segment profit	126,458	25,243	2,914	9,003	163,618
Reconciliation of segment profit
Unallocated corporate expenses					(33,516)
Interest expense, net					(4,047)
Other expense, net					(14,565)
Income before taxes					$111,490
Footnotes:
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Operating expenses for each reportable segment includes inventory and manufacturing expenses, employee compensation, depreciation and amortization, freight services, other costs of sales expenses, and other selling, general and administrative expenses. Additionally, operating expenses includes intangible asset impairment recognized in the Renewables and Agtech reportable segments during the year ended December 31, 2024 and intangible asset impairment in Agtech reportable segment during year ended December 31, 2023. There was no intangible asset impairment recognized during the year ended December 31, 2022.
The Company’s CODM consisted of the Company’s chief executive officer during the years ended December 31, 2024, 2023 and 2022. For the Company’s reportable segments, the CODM uses segment income (loss) from operations before interest and income taxes to assess segment performance and allocate resources (including employees, property, and capital resources) for each segment mainly in the annual budget and forecasting process. The CODM considers forecast-to-actual variances on a monthly basis using the income (loss) from operation before interest and taxes for each segment when making decisions about allocating capital and personnel to the segments. The CODM also uses income (loss) from operations before interest and income taxes, along with net sales, to assess the performance for each segment by comparing the results of each segment with one another and in the compensation of certain employees.
The following tables are the reported segment’s and unallocated corporate reported depreciation and amortization, and capital expenditures for the years ended December 31 (in thousands):

	2024	2023	2022
Depreciation and Amortization
Residential	$10,416	$10,080	$8,983
Renewables	8,192	8,671	8,467
Agtech	3,165	3,789	4,377
Infrastructure	2,972	3,137	3,150
Unallocated corporate expenses	2,567	1,701	1,190
Total depreciation and amortization	$27,312	$27,378	$26,167

Capital expenditures
Residential	$10,508	$6,913	$10,050
Renewables	3,101	1,113	3,589
Agtech	684	1,419	3,177
Infrastructure	1,152	1,313	1,898
Unallocated corporate expenditures	5,030	4,239	1,424
Total capital expenditures	$20,475	$14,997	$20,138
The following table is the reported segment’s and unallocated corporate assets at December 31 (in thousands):

	2024	2023	2022
Residential	$497,317	$515,739	$519,567
Renewables	390,881	377,694	392,368
Agtech	156,929	168,213	193,966
Infrastructure	78,366	77,518	80,264
Unallocated corporate assets	295,917	117,287	24,448
Total assets	$1,419,410	$1,256,451	$1,210,613

The following presents disaggregated revenue by timing of transfer of control to customers by reported segment for the years ended December 31 (in thousands):

	2024
	Residential	Renewables	Agtech	Infrastructure	Total
Point in Time	$775,541	$30,985	$2,862	$34,393	$843,781
Over Time	6,978	254,420	149,949	53,636	464,983
Total net sales	$782,519	$285,405	$152,811	$88,029	$1,308,764

	2023
	Residential	Renewables	Agtech	Infrastructure	Total
Point in Time	$808,225	$49,123	$4,920	$31,547	$893,815
Over Time	6,578	281,615	140,047	55,681	483,921
Total net sales	$814,803	$330,738	$144,967	$87,228	$1,377,736

	2022
	Residential	Renewables	Agtech	Infrastructure	Total
Point in Time	$761,576	$27,317	$13,011	$32,983	$834,887
Over Time	5,672	350,250	155,857	43,300	555,079
Total net sales	$767,248	$377,567	$168,868	$76,283	$1,389,966
Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 were as follows (in thousands):

	2024	2023	2022
Net sales
North America	$1,308,764	$1,366,012	$1,373,907
Asia	—	11,724	16,059
Total net sales	$1,308,764	$1,377,736	$1,389,966

Long-lived assets
North America	$156,707	$154,778	$136,553
Asia	70	59	234
Total long-lived assets	$156,777	$154,837	$136,787

(17) SUBSEQUENT EVENT
On February 11, 2025, the Company purchased all the outstanding stock of Lane Supply, Inc., a privately held company that designs, manufactures and installs structural canopies serving the convenience store, travel center, food retail, and quick serve restaurant markets, for $120 million in an all cash transaction, subject to customary working capital and other adjustments, and for which the preliminary purchase price allocation has not yet been determined. Lane Supply, Inc. will be reported as part of the Company's Agtech segment.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company implemented a new Enterprise Resource Planning (“ERP”) system for two of the Company's operating units in the Residential segment during the quarter ended December 31, 2024. The implementation of these ERP systems are expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementations of these ERP systems, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gibraltar Industries, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gibraltar Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 19, 2025

Item 9B.	Other information
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2025 Annual Meeting (the "Proxy Statement") including under the captions "Proposal 1 - Election of Directors," "Corporate Governance," "Directors and Executive Officers of the Company" and "Stockholders' Proposals," as applicable.
Code of Ethics
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
The information on the Company's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.
Insider Trading Policies and Procedures
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities that applies to our directors, officers, employees, and other covered persons and entities, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of the Company's insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated herein by reference to the Proxy Statement including under the captions "Non-Employee Director Compensation," "Compensation Discussion and Analysis," and "Compensation of Executive Officers." The information set forth under the subcaption "Compensation and Human Capital Committee Report" and "Audit Committee Report" should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent the Company specifically incorporates such reports by reference therein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the section "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the sections "Corporate Governance" and "Certain Relationships and Related Party Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information in the section "Information about our Independent Registered Public Accounting Firm" of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10K:

	(1)	Consolidated Financial Statements:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022

		(iv)	Consolidated Balance Sheets as of December 31, 2024 and 2023

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

		(vi)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022

		(vii)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

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

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)

4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)

10.1*	Correspondence dated December 17, 2018, from William P. Montague to William T. Bosway (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 7, 2019)

10.2*	Restrictive Covenants and Severance Agreement by and between Gibraltar Industries, Inc. and William T. Bosway, dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2019)

10.3*	Correspondence dated June 6, 2024, from William T. Bosway to Joseph A. Lovechio **

10.4*	Correspondence dated October 13, 2020, from William T. Bosway to Katherine E. Bolanowski **

10.5*	Correspondence dated April 11, 2023, from William T. Bosway to Janet A. Catlett **

10.6*	Gibraltar Industries, Inc. Change in Control Executive Severance Plan, effective as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2023)

10.7*
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

10.10*	Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)

10.11*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)

No.	Exhibit

10.12	Credit Agreement dated as of December 8, 2022 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders named therein, KeyBank National Association, as administrative agent, swing line lender and issuing lender, KeyBanc Capital Markets Inc., as joint lead arranger and joint book runner, Bank of America, N.A., M&T Bank, PNC Bank, National Association, as joint lead arrangers, joint book runners and co-syndication agents, and Comerica Bank, TD Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 9, 2022) (1)

10.13*
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

10.15*	Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2023)

10.16*	Gibraltar Industries, Inc. 2018 Management Stock Purchase Plan dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2018)

10.17*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Non-Qualified Options dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2016)

10.18*	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2022)

10.19*	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors Form of Award of Common Stock (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 5, 2022)

10.20*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.21*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Performance Units dated May 4, 2018 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.22*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.23*	Form of Award of Performance Units under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed August 2, 2023)

10.24*	Form of Award of Restricted Units (Executive) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

No.	Exhibit

10.25*	Form of Award of Restricted Units (Management) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

10.26*	Form of Award of Restricted Units (CEO Discretionary) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

19.1**	Insider Trading Policy

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**^	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**^	Certification of Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Gibraltar Industries, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed February 21, 2024)

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules and exhibits to this agreement is set forth in the agreement.
*	Document is a management contract or compensatory plan or agreement.
**	Submitted electronically with this Annual Report on Form 10-K.
^	Documents are furnished not filed.

(c)	Financial Statement Schedules

None.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By:	/s/ William T. Bosway
William T. Bosway
Chairman of the Board, President and Chief Executive Officer
Dated:	February 19, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William T. Bosway	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 19, 2025
William T. Bosway

/s/ Joseph A. Lovechio	Vice President and Chief Financial Officer (principal financial and accounting officer)	February 19, 2025
Joseph A. Lovechio

/s/ Atlee Valentine Pope	Lead Independent Director	February 19, 2025
Atlee Valentine Pope

/s/ Mark G. Barberio	Director	February 19, 2025
Mark G. Barberio

/s/ James S. Metcalf	Director	February 19, 2025
James S. Metcalf

/s/ Gwendolyn G. Mizell	Director	February 19, 2025
Gwendolyn G. Mizell

/s/ Linda K. Myers	Director	February 19, 2025
Linda K. Myers

/s/ James B. Nish	Director	February 19, 2025
James B. Nish

/s/ Manish H. Shah	Director	February 19, 2025
Manish H. Shah