Form 10-Q
period 2025-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2025-04-30
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 28, 2025, the number of shares of common stock outstanding was: 29,490,360.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$290,015	$292,506
Cost of sales	212,315	208,118
Gross profit	77,700	84,388
Selling, general, and administrative expense	52,190	52,652
Income from operations	25,510	31,736
Interest income, net	(1,637)	(750)
Other expense (income), net	94	(1,021)
Income before taxes	27,053	33,507
Provision for income taxes	5,934	8,561
Net income	$21,119	$24,946

Net earnings per share:
Basic	$0.70	$0.82
Diluted	$0.69	$0.81
Weighted average shares outstanding:
Basic	30,252	30,572
Diluted	30,474	30,793
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$21,119	$24,946
Other comprehensive income (loss):
Foreign currency translation adjustment	49	(964)
Total comprehensive income	$21,168	$23,982
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,114	$269,480
Trade receivables, net of allowance of $2,805 and $3,394, respectively	195,192	169,350
Costs in excess of billings, net	41,648	34,570
Inventories, net	170,304	138,140
Prepaid expenses and other current assets	41,228	39,792
Total current assets	473,486	651,332
Property, plant, and equipment, net	128,671	109,820
Operating lease assets	56,712	45,021
Goodwill	594,620	507,419
Acquired intangibles	181,690	103,882
Other assets	4,239	1,936
	$1,439,418	$1,419,410
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$137,970	$117,408
Accrued expenses	98,428	95,664
Billings in excess of costs	40,230	41,790
Total current liabilities	276,628	254,862
Deferred income taxes	75,505	56,655
Non-current operating lease liabilities	46,317	35,125
Other non-current liabilities	31,630	24,734
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,401 and 34,313 shares issued and outstanding in 2025 and 2024	344	343
Additional paid-in capital	346,653	343,583
Retained earnings	896,970	875,851
Accumulated other comprehensive loss	(5,277)	(5,326)
Cost of 4,911 and 3,960 common shares held in treasury in 2025 and 2024	(229,352)	(166,417)
Total stockholders’ equity	1,009,338	1,048,034
	$1,439,418	$1,419,410
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$21,119	$24,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,086	6,663
Stock compensation expense	3,071	2,639
Other, net	244	1,619
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	(7,362)	(6,950)
Inventories	(12,347)	(17,231)
Other current assets and other assets	2,492	453
Accounts payable	12,416	35,455
Accrued expenses and other non-current liabilities	(15,035)	5,587
Net cash provided by operating activities	13,684	53,181
Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(11,431)	(4,366)
Acquisitions, net of cash acquired	(184,585)	—
Net proceeds from sale of business	352	—
Net cash used in investing activities	(195,664)	(4,366)
Cash Flows from Financing Activities
Purchase of common stock at market prices	(62,394)	(1,434)
Net cash used in financing activities	(62,394)	(1,434)
Effect of exchange rate changes on cash	8	(142)
Net (decrease) increase in cash and cash equivalents	(244,366)	47,239
Cash and cash equivalents at beginning of year	269,480	99,426
Cash and cash equivalents at end of period	$25,114	$146,665
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	34,313	$343	$343,583	$875,851	$(5,326)	3,960	$(166,417)	$1,048,034
Net income	—	—	—	21,119	—	—	—	21,119
Foreign currency translation adjustment	—	—	—	—	49	—	—	49
Stock compensation expense	—	—	3,071	—	—	—	—	3,071
Net settlement of restricted stock units	88	1	(1)	—	—	36	(2,369)	(2,369)
Excise tax on repurchase of common stock	—	—	—	—	—	—	(566)	(566)
Common stock repurchased under stock repurchase program	—	—	—	—	—	915	(60,000)	(60,000)
Balance at March 31, 2025	34,401	$344	$346,653	$896,970	$(5,277)	4,911	$(229,352)	$1,009,338

Balance at December 31, 2023	34,219	$342	$332,621	$738,511	$(2,114)	3,778	$(154,362)	$914,998
Net income	—	—	—	24,946	—	—	—	24,946
Foreign currency translation adjustment	—	—	—	—	(964)	—	—	(964)
Stock compensation expense	—	—	2,639	—	—	—	—	2,639
Net settlement of restricted stock units	47	1	(1)	—	—	19	(1,434)	(1,434)
Balance at March 31, 2024	34,266	$343	$335,259	$763,457	$(3,078)	3,797	$(155,796)	$940,185
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2024.
The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
Recent Accounting Pronouncements
The Company evaluated all recent Accounting Standard Updates, including those that are currently effective in or after 2025, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no material changes from the recent accounting pronouncements previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(2)    TRADE RECEIVABLES, NET
The following table provides a roll-forward of the allowance for credit losses for the three month period ended March 31, 2025 that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2025	$3,394
Bad debt expense, net of recoveries	124
Accounts written off against allowance and other adjustments	(713)
Ending balance as of March 31, 2025	$2,805
(3)    REVENUE
Sales includes revenue from contracts with customers for roof and foundation ventilation products, single point and centralized mail systems, trims, flashings, metal roofing, rain dispersion products and other accessories, retractable awnings and gutter guards; designing, engineering, manufacturing and installation of controlled environmental agriculture, custom greenhouses and structural canopies; designing, engineering, manufacturing and installation of solar racking and electrical balance of systems; structural bearings, expansion joints, pavement sealant, elastomeric concrete and bridge cable protection systems.
Refer to Note 13 "Segment Information" for disclosures related to disaggregation of revenue.
As of March 31, 2025, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
For the three months ended March 31, 2025 and 2024, respectively, there were no changes to estimated total costs to be incurred related to any individual contract that materially impacted the Company's consolidated financial statements.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of March 31, 2025 and December 31, 2024 was $2.1 million and $3.1 million, respectively. The Company recognized revenue of $26.2 million and $27.7 million during the three months ended March 31, 2025 and 2024, respectively, that was included in the contract liabilities balance of $44.8 million and $48.7 million at December 31, 2024 and 2023, respectively.
(4)    INVENTORIES, NET
Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw material	$104,571	$78,888
Work-in-process	20,620	18,195
Finished goods	45,113	41,057
Total inventories, net	$170,304	$138,140
(5)    ACQUISITIONS
During the quarter ended March 31, 2025, the Company acquired three businesses in separate transactions all of which were funded with cash on hand. One acquired business is included within the Company's Agtech segment and the other acquired businesses are included in the Company's Residential segment.
On February 11, 2025, the Company purchased all the outstanding stock of Lane Supply, Inc. ("Lane Supply"), a privately held company that designs, manufactures and installs structural canopies serving the convenience store, travel center, food retail, and quick serve restaurant markets. The results of Lane Supply have been included in the Company's consolidated financial results since the date of acquisition within the Company's Agtech segment. The preliminary purchase consideration for this acquisition was $117.1 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the stock purchase agreement.
On March 31, 2025, the Company acquired two privately held businesses within its Residential segment that primarily specialize in the manufacturing of metal roofing systems, along with metal wall panels, siding and trim products. The Company purchased all the outstanding stock of one of the businesses and substantially all of the assets for the other business for a combined preliminary purchase consideration of $90.2 million, which includes preliminary working capital adjustments and certain other adjustments provided for in the purchase agreements.
The purchase price for these acquisitions were preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisitions. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisitions. Goodwill recognized in these acquisitions are primarily attributable to factors such as future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in domestic agtech structures and metal roofing markets, respectively. Due to the timing of these acquisitions, we continue to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisitions. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets.
For the acquisition of Lane Supply, the preliminary excess consideration was recorded as goodwill and approximated $38.2 million, none of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2026.

The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,467
Working capital	22,108
Property, plant and equipment	6,707
Acquired intangible assets	67,100
Other assets	671
Other liabilities	(19,176)
Goodwill	38,245
Fair value of purchase consideration	$117,122
The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$6,800	20 years
Customer relationships	55,000	15 years
Backlog	5,300	Less than 1 year
Total	$67,100
For the acquisition of the two metal roofing businesses, the preliminary excess consideration was recorded as goodwill and approximated $48.9 million, all of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2026.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisitions (in thousands):

Cash	$4,407
Working capital	13,299
Property, plant and equipment	5,272
Acquired intangible assets	15,300
Other assets	4,502
Other liabilities	(1,524)
Goodwill	48,912
Fair value of purchase consideration	$90,168
The intangible assets acquired in these acquisitions consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$4,300	5 years
Customer relationships	11,000	10 years
Total	$15,300
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
The Company recognized costs related to recent acquisitions comprised of legal and consulting fees within selling, general, and administrative expense of $2.6 million for the three months ended March 31, 2025. No acquisition costs were incurred in the three months ended March 31, 2024.

Pro Forma Information (Unaudited)
The results of Lane Supply (from January 1, 2025 through February 10, 2025) and the two privately held businesses (from January 1, 2025 and March 31, 2025) have not been included in the Company's consolidated statements of income as the Company acquired Lane Supply on February 11, 2025 and the two privately held businesses on March 31, 2025.
The following unaudited pro forma financial information represents a summary of the consolidated results of operations of the Company for the three months ended March 31, 2025 and 2024, assuming these acquisitions had been completed on January 1, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales	$313,079	$329,981
Income from operations	27,736	31,941
These pro forma amounts have been compiled by adding the historical results of these businesses to the results of the Company after applying accounting policies and pro forma adjustments primarily for amortization that would have been charged assuming the preliminary fair value adjustments to intangible assets had been applied from January 1, 2024.
The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.
(6)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 are as follows (in thousands):

	Residential	Agtech	Renewables	Infrastructure	Total
Balance at December 31, 2024	$209,170	$82,341	$184,230	$31,678	$507,419
Acquired goodwill	48,912	38,245	—	—	87,157
Foreign currency translation	—	44	—	—	44
Balance at March 31, 2025	$258,082	$120,630	$184,230	$31,678	$594,620
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of March 31, 2025 and December 31, 2024.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of March 31, 2025 which would require an interim impairment test to be performed.

Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$40,400	$—	$40,400	$—
Finite-lived intangible assets:
Backlog	5,300	1,419	—	—
Trademarks	13,350	1,475	2,550	1,773
Unpatented technology	29,217	22,618	30,329	23,199
Customer relationships	164,968	46,083	99,060	43,560
Non-compete agreements	500	450	709	634
	213,335	72,045	132,648	69,166
Total acquired intangible assets	$253,735	$72,045	$173,048	$69,166
The following table summarizes the acquired intangible asset amortization expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization expense	$4,598	$2,718
Amortization expense related to acquired intangible assets for the remainder of fiscal 2025 and the next five years thereafter is estimated as follows (in thousands):

	2025	2026	2027	2028	2029	2030
Amortization expense	$16,087	$15,252	$13,967	$13,203	$13,154	$11,623
(7)    LONG-TERM DEBT
The Company had no outstanding debt as of March 31, 2025 and December 31, 2024.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The following table sets forth the Company's availability on the revolving credit facility as of (in thousands):

	March 31, 2025	December 31, 2024
Total revolving credit facility	$400,000	$400,000
Less: standby letters of credit issued to third parties	(4,931)	(4,931)
Availability on revolving credit facility	$395,069	$395,069
The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of March 31, 2025, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate equal to the applicable margin plus (a) a base rate, (b) a daily simple secured overnight financing rate ("SOFR") rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign currency rate, in each case subject to a 0% floor. The Credit Agreement includes an applicable margin which ranges from 0.125% to 1.00% for base rate loans and from 1.125% to 2.00% for SOFR and alternative currency loans based on the Company’s Total Net Leverage Ratio, as defined in the Credit Agreement. In addition, the Credit Agreement is subject to an annual commitment fee, payable quarterly, which ranges between 0.20% and 0.25% of the daily average undrawn balance of the revolving credit facility based on the Company’s Total Net Leverage Ratio.
Borrowings under the Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. Capital distributions are subject to certain Total Net Leverage Ratio requirements and capped by an annual aggregate limit under the Credit Agreement.
(8)    EQUITY-BASED COMPENSATION
The Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (the "Amended 2018 Plan") which includes a total of 1,631,707 shares available for issuance, allows the Company to grant equity-based incentive compensation awards in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights to eligible participants.
The Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors (the "Non-Employee Directors Plan") which includes 200,000 shares available for issuance, allows the Company to grant awards of shares of the Company's common stock to current non-employee directors of the Company, and permits the Directors to defer receipt of such shares pursuant to the terms of the Non-Employee Directors Plan.
Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted during the three months ended March 31, along with the weighted-average grant-date fair value of each award:

	2025		2024
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Performance stock units (1) (2)	81,940	$64.79	58,582	$77.70
Restricted stock units	50,741	$64.91	29,671	$77.70
(1)    The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance.
(2)    The PSUs granted in 2024, based on the Company's return on invested capital ("ROIC") for the performance period ended December 31, 2024, earned 45.0% of the targeted PSUs awarded. Therefore, 26,363 units will convert to shares and be issued in 2027.
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
Total MSPP liabilities recorded on the consolidated balance sheet as of March 31, 2025 were $22.9 million, of which $4.2 million was included in current accrued expenses and $18.7 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2024 were $23.7 million, of which $3.2 million was included in current accrued expenses and $20.5 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $17.0 million and $18.1 million at March 31, 2025 and December 31, 2024, respectively.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities:

	Three Months Ended March 31,
	2025	2024
Restricted stock units credited	18,283	40,538
MSPP liabilities paid (in thousands)	$1,928	$2,023
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
The reserve for product warranties is presented within accrued expenses on the Company’s consolidated balance sheets. Activity in the product warranties is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$17,463	$9,139
Provisions/accruals during the period	6,745	1,056
Acquired warranty accruals during the period	206	—
Settlements made during the period	(5,698)	(127)
Ending balance	$18,716	$10,068
(10)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company periodically undertakes restructuring initiatives as part of its focus to improve operating performance and optimize its business portfolio. These initiatives have led to outsourcing or discontinuing low-volume, low margin products, selling or exiting less profitable businesses or product lines, or reorganizing the Company's manufacturing footprint. As a result, the Company has incurred costs related to discrete restructuring events for moving and closing facilities, severance, inventory write-downs, and warranty costs associated with discontinued product lines during the three months ended March 31, 2025.
The following tables set forth the exit activity costs and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above (in thousands):

	Three Months Ended March 31,
	2025			2024
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$1,137	$—	$1,137	$—	$(72)	$(72)
Agtech	68	—	68	138	—	138
Renewables	4,530	81	4,611	269	—	269
Infrastructure	—	—	—	—	—	—
Corporate	31	—	31	—	—	—
Total	$5,766	$81	$5,847	$407	$(72)	$335

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$4,362	$(72)
Selling, general, and administrative expense	1,485	407
Total exit activity and asset impairment charges	$5,847	$335
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheets relating to the Company’s restructuring efforts (in thousands):

	2025	2024
Balance at January 1	$12,011	$6,725
Exit activity costs recognized	5,766	407
Cash payments	(4,670)	(553)
Balance at March 31	$13,107	$6,579
(11)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations and the applicable effective tax rates:

	Three Months Ended March 31,
	2025	2024
Provision for income taxes (in thousands)	$5,934	$8,561
Effective tax rate	21.9%	25.6%
The effective tax rate for the three months ended March 31, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization and favorable discrete items due to an excess tax benefit on stock-based compensation. The effective tax rate for the three months ended March 31, 2024 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
(12)    EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Basic weighted average shares outstanding	30,252	30,572
Dilutive effect of common stock options and stock units	222	221
Dilutive weighted average shares outstanding	30,474	30,793
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations (in thousands):

	Three Months Ended March 31,
	2025	2024
Common stock units	60	4

(13)    SEGMENT INFORMATION
The Company has four reportable segments: Residential, Agtech, Renewables and Infrastructure. The Company's reportable segments are each managed separately because they design, engineer, manufacture, and where applicable install, distinct products with different production processes.
•Residential consists of operating segments that sell the following products and services to major retail home centers, building material wholesalers, building product distributors, roofing distributors, residential contractors, property management companies, manufactured housing dealers, postal services distributors and providers, and online direct to end consumers: roof and foundation ventilation products, single point and centralized mail systems and package solutions, outdoor living space products (sun-shading), rain dispersion systems, metal roofing job site services, and other construction accessories.
•Agtech consists of an operating segment that sells the following products and services to large-scale indoor commercial growers, agricultural research, development facilities, as well as convenience store, travel centers, food retailers, and quick-serve restaurants: design, manufacture and build controlled environmental agriculture, custom greenhouses and structural canopies.
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
The accounting policies of the Company's segments are the same as those described in Note 1 "Summary of Significant Accounting Policies" included in the Company's annual report on Form 10-K for the year ended December 31, 2024. The following tables illustrate certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended March 31, 2025
	Residential	Agtech	Renewables	Infrastructure	Total
Net sales	$179,994	$45,040	$43,658	$21,323	$290,015
Less (1):
Operating expenses (2)	148,734	41,655	46,803	16,065	253,257
Segment profit (loss)	31,260	3,385	(3,145)	5,258	36,758
Reconciliation of segment profit
Unallocated corporate expenses					(11,248)
Interest income, net					1,637
Other expense, net					(94)
Income before taxes					$27,053

	Three Months Ended March 31, 2024
	Residential	Agtech	Renewables	Infrastructure	Total
Net sales	$185,111	$34,027	$51,496	$21,872	$292,506
Less (1):
Operating expenses (2)	150,765	31,419	49,852	16,976	249,012
Segment profit	34,346	2,608	1,644	4,896	43,494
Reconciliation of segment profit
Unallocated corporate expenses					(11,758)
Interest income, net					750
Other income, net					1,021
Income before taxes					$33,507
Footnotes:
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Operating expenses for each reportable segment includes inventory and manufacturing expenses, employee compensation, depreciation and amortization, freight services, other costs of sales expenses, and other selling, general and administrative expenses.
The following tables are the reported segment’s and unallocated corporate reported depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2025	2024
Residential	$2,527	$2,591
Agtech	2,760	830
Renewables	2,280	1,900
Infrastructure	701	745
Unallocated corporate expenses	818	597
Total depreciation and amortization	$9,086	$6,663
The following table is the reported segment's and unallocated corporate assets as of (in thousands):

	March 31, 2025	December 31, 2024
Residential	$638,433	$497,317
Agtech	305,855	156,929
Renewables	368,587	390,881
Infrastructure	78,924	78,366
Unallocated corporate assets	47,619	295,917
Total assets	$1,439,418	$1,419,410
The following presents disaggregated revenue by timing of transfer of control to customers by reported segment (in thousands):

	Three Months Ended March 31, 2025
	Residential	Agtech	Renewables	Infrastructure	Total
Point in Time	$179,994	$276	$6,982	$7,880	$195,132
Over Time	—	44,764	36,676	13,443	94,883
Total net sales	$179,994	$45,040	$43,658	$21,323	$290,015

	Three Months Ended March 31, 2024
	Residential	Agtech	Renewables	Infrastructure	Total
Point in Time	$183,332	$2,339	$6,789	$6,310	$198,770
Over Time	1,779	31,688	44,707	15,562	93,736
Total net sales	$185,111	$34,027	$51,496	$21,872	$292,506

(14)    SUBSEQUENT EVENT
In April 2025, the Company's Board of Directors authorized a new share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The new program has a duration of three years, ending April 30, 2028. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. The Company has not made repurchases under the new repurchase program as of April 30, 2025.

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
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the residential, agtech, renewable energy and infrastructure markets.
The Company operates and reports its results in the following four reporting segments:
•Residential
•Agtech
•Renewables
•Infrastructure
The Company serves customers primarily in North America including home improvement retailers, wholesalers, distributors, contractors, institutional and commercial growers of fruits, vegetables, flowers and other plants, convenience store, travel centers, food retailers, and quick-serve restaurants, and renewable energy (solar) developers.
At March 31, 2025, the Company operated forty facilities, comprised of thirty-two manufacturing facilities, two distribution centers, and six offices, which are located in nineteen states, Canada, and China. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.
Recent Trends
Impacts of Macroeconomic Conditions on our Business

The Company is closely monitoring the fluid nature of the current macroeconomic conditions as it could be adversely impacted by the potential expansion of tariffs for imports of raw materials, primarily steel and aluminum, used in its manufacturing processes, and to a lesser extent, logistics and imported products used by the Company's customers, such as solar modules, as well as responsive or related policies enacted in other countries.
The global and regional economic conditions may cause volatility in demand for our products as well as cost of materials and logistics, and transportation delays. These conditions may result in impacts to the pricing of the Company's products, product availability and its results of operations, for which such impact is uncertain at this time.
Business Strategy
The Company's mission is to make life better for people and the planet, fueled by advancing the disciplines of engineering, science, and technology. The Company is innovating to reshape critical markets in comfortable living, productive growing, and sustainable power throughout North America. Furthermore, the Company strives to create compounding and sustainable value for its stockholders and stakeholders with strong and relevant leadership positions in higher growth, profitable end markets focused on addressing some of the world's most challenging opportunities. The foundation of the Company's strategy is built on three core pillars: Business System, Portfolio Management, and Organization Development.
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
3.Organization Development drives the Company’s continuous focus on ensuring it has the right design and structure to scale the organization in order to execute the Company’s plans and meet commitments. The Company's focus is on creating an environment for our people to have the best opportunity for success, continue to develop, grow and learn. At core of this pillar is the Company’s development process focused on helping employees reach their potential, improve performance, develop career roadmaps, identify ongoing education requirements, and succession plans. The Company believes doing so helps it attract and retain the best people to execute its business plans.
The Company believes the key elements of the Company's strategy enable the Company to respond timely to changes in the end markets the Company serves, including the broader market dynamics experienced over the past few years. The Company continues to examine the need for restructuring of the Company's operations, including consolidation of facilities, reducing overhead costs, curtailing investments in working capital, and managing the Company's business to generate incremental cash. The Company believes its strategy enables the Company to respond to volatility in commodity and other input costs and fluctuations in customer demand, along with striving to maintain and improve margins. The Company has used cash flows generated by these initiatives to improve the Company's liquidity position, invest in growth initiatives, including most recently the acquisition of three businesses in separate transactions all of which were funded with cash on hand, and return capital to the Company's shareholders through share repurchases. Overall, the Company continues to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.
Recent Developments
In April 2025, the Company's Board of Directors authorized a new share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The new program has a duration of three years, ending April 30, 2028. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. The Company has not made repurchases under the new repurchase program as of April 30, 2025.

On March 31, 2025, the Company acquired two privately held businesses that primarily specialize in the manufacturing of metal roofing systems. The Company purchased all the outstanding stock of one of the businesses and substantially all of the assets of the other business for a combined preliminary purchase consideration of $90 million in an all cash transaction. These businesses are reported as part of the Company's Residential segment.
On February 11, 2025, the Company purchased all the outstanding stock of Lane Supply, a privately held company that designs, manufactures and installs structural canopies serving the convenience store, travel center, food retail, and quick serve restaurant markets, for $117 million in an all cash transaction. Lane Supply is reported as part of the Company's Agtech segment.
On December 17, 2024, the Company sold its electronic locker business within its Residential segment to a third party and received net proceeds of $28 million.
Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended March 31 (in thousands):

	2025		2024
Net sales	$290,015	100.0%	$292,506	100.0%
Cost of sales	212,315	73.2%	208,118	71.1%
Gross profit	77,700	26.8%	84,388	28.9%
Selling, general, and administrative expense	52,190	18.0%	52,652	18.1%
Income from operations	25,510	8.8%	31,736	10.8%
Interest income	(1,637)	(0.5)%	(750)	(0.3)%
Other expense (income)	94	0.0%	(1,021)	(0.4)%
Income before taxes	27,053	9.3%	33,507	11.5%
Provision for income taxes	5,934	2.0%	8,561	3.0%
Net income	$21,119	7.3%	$24,946	8.5%
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

				Impact of
	2025	2024	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$179,994	$185,111	$(5,117)	$—	$(2,745)	$(2,372)
Agtech	45,040	34,027	11,013	15,284	—	(4,271)
Renewables	43,658	51,496	(7,838)	—	—	(7,838)
Infrastructure	21,323	21,872	(549)	—	—	(549)
Consolidated	$290,015	$292,506	$(2,491)	$15,284	$(2,745)	$(15,030)
Consolidated net sales decreased by $2.5 million, or 0.9%, to $290.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. A 5% decrease in organic revenue, primarily the result of market softness in the Renewables segment, and portfolio management activities in the prior year related to the sale of the Company's residential electronic locker business, were nearly offset by $15.3 million of net sales generated from the current quarter acquisition of Lane Supply in the Residential segment. Consolidated backlog increased 30% to $434 million, as compared to prior year.
Net sales in the Company's Residential segment decreased $5.1 million, or 2.8%, to $180.0 million for the three months ended March 31, 2025 compared to $185.1 million for the three months ended March 31, 2024. The decrease was due in part to portfolio management activities in the prior year related to the sale of the Company's residential electronic locker business. Market softness in retail end market point-of-sale revenue along with mail and package product sales was nearly offset by participation gains and new product penetration in our building accessories product sales.
Net sales in the Company's Agtech segment increased 32.4%, or $11.0 million, to $45.0 million for the three months ended March 31, 2025 compared to $34.0 million for the three months ended March 31, 2024. The revenue increase was largely due to $15.3 million generated from the current quarter acquisition of Lane Supply, which more than offset a 12.6% decrease in organic sales related to project start delays for two produce projects waiting on permit approval. The Company expects to have permits finalized and start construction around the end of the second quarter. Backlog increased 226% year over year in this segment, driven by both organic orders and with the acquisition of Lane Supply.
Net sales in the Company's Renewables segment decreased $7.8 million, or 15.1%, to $43.7 million for the three months ended March 31, 2025 compared to $51.5 million for the three months ended March 31, 2024. The decrease was in line with expectations given the slower bookings realized in the second half of 2024 due to headwinds associated with the December 2024 panel installation deadline related to the expiration of the 2022 Presidential Proclamation tariff moratorium. Order backlog decreased 23% from the prior year as a result of the aforementioned challenges.
Net sales in the Company's Infrastructure segment decreased 2.7%, or $0.5 million, to $21.3 million for the three months ended March 31, 2025 compared to $21.9 million for the three months ended March 31, 2024. The decrease in revenue was a result of project delays pushing shipments into the second quarter. Backlog increased 11% from the prior year. Demand and quoting remain strong, supported by continued investment at the federal and state levels.
The Company's consolidated gross margin decreased to 26.8% for the three months ended March 31, 2025 compared to 28.9% for the three months ended March 31, 2024. The decrease was driven by product line mix and volume leverage in the Renewables segment, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expense decreased by $0.5 million, or 0.9% to $52.2 million for the three months ended March 31, 2025 compared to $52.7 million for the three months ended March 31, 2024. The $0.5 million decrease was primarily due to lower performance-based compensation expense as compared to the prior year quarter. SG&A expense as a percentage of net sales was relatively flat at 18.0% for the three months ended March 31, 2025 compared to 18.1% for the three months ended March 31, 2024.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

	2025		2024		Total Change
Income from operations:
Residential	$31,260	17.4%	$34,346	18.6%	$(3,086)
Agtech	3,385	7.5%	2,608	7.7%	777
Renewables	(3,145)	(7.2)%	1,644	3.2%	(4,789)
Infrastructure	5,258	24.7%	4,896	22.4%	362
Unallocated Corporate Expenses	(11,248)	(3.9)%	(11,758)	(4.0)%	510
Consolidated income from operations	$25,510	8.8%	$31,736	10.8%	$(6,226)
The Residential segment generated an operating margin of 17.4% in the current year quarter compared to 18.6% in the prior year quarter. Operating margin declined year over year, primarily as a result of product mix and lower volume during the current year quarter.
The Agtech segment generated an operating margin of 7.5% in the current year quarter compared to 7.7% in the prior year quarter. Operating margin declined year over year due to product mix shift along with costs related to the acquisition of Lane Supply.
The Renewables segment generated an operating margin of (7.2)% in the current year quarter compared to 3.2% in the prior year quarter. The decrease in operating margin was impacted by lower volume and field inefficiencies related to the launch and ramp of the 1P tracker technology introduced in 2024. In addition, margin was impacted by restructuring charges incurred during the current quarter to optimize operations for the 1P tracker technology along with costs related to the discontinued legacy solar tracker solutions.
The Infrastructure segment generated an operating margin of 24.7% during the three months ended March 31, 2025 compared to 22.4% during the three months ended March 31, 2024. The margin improved year over year driven by strong execution, supply chain management and product line mix.
Unallocated corporate expenses decreased $0.5 million from $11.8 million during the three months ended March 31, 2024 to $11.2 million during the three months ended March 31, 2025. The decrease was largely the result of lower performance-based compensation expense partially offset by higher acquisition-related expense as compared to the prior year quarter..
The Company recorded interest income of $1.6 million for the three months ended March 31, 2025, compared to $0.8 million for the three months ended March 31, 2024. Increase in interest income during the current year quarter was the result of earnings on certain interest-bearing cash accounts. No amounts were outstanding on the Company's revolving credit facility during the three months ended March 31, 2025 and 2024, respectively.
The Company recorded other expense of $0.1 million for the three months ended March 31, 2025, compared to other income of $1.0 million recorded for the three months ended March 31, 2024. The change year over year is the combined result of $1.0 million for the final working capital settlement recorded in the prior year quarter related to the sale of the Company's Japan-based solar racking business within its Renewables segment along with foreign currency translation fluctuations.
The Company recognized a provision for income taxes of $5.9 million and $8.6 million, with effective tax rates of 21.9% and 25.6% for the three months ended March 31, 2025, and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization and favorable discrete items due to an excess tax benefit on stock-based compensation. The effective tax rate for the three months ended March 31, 2024 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$25,114	$269,480
Availability on revolving credit facility	395,069	395,069
	$420,183	$664,549
Sources of Liquidity
The Company's primary sources of liquidity are comprised of cash on hand and its available borrowing capacity provided under the Company's Credit Agreement. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million and terminates on December 8, 2027. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. See Note 7 to the Company's consolidated financial statements in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on the Credit Agreement.
Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2025 and December 31, 2024, the Company's foreign subsidiaries held $6.7 million and $8.9 million of cash, respectively.
The Company believes that these sources, together with cash expected to be generated from operations, should provide the Company with ample liquidity and capital resources to meet both its short-term and long-term cash requirements and to continue to invest in operational excellence, growth initiatives, share repurchases and the development of the organization.

Uses of Cash / Cash Requirements
The Company's material short-term cash requirements primarily include accounts payable, certain employee and retiree benefit-related obligations, operating lease obligations, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. The Company's principal capital requirements are to fund its operations' working capital and capital improvements, as well as provide capital for acquisitions and to strategically allocate capital through repurchases of Company stock under the Company's new authorized program as further detailed below. The Company will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate its business.
In April 2025, the Company's Board of Directors authorized a new share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The new program has a duration of three years, ending April 30, 2028. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion.
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
Except as disclosed above, there have been no material changes in the Company's cash requirements since December 31, 2024. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2025	2024
Cash provided by (used in):
Operating activities	$13,684	$53,181
Investing activities	(195,664)	(4,366)
Financing activities	(62,394)	(1,434)
Effect of foreign exchange rate changes	8	(142)
Net (decrease) increase in cash and cash equivalents	$(244,366)	$47,239
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 of $13.7 million consisted of net income of $21.1 million, non-cash net charges totaling $12.4 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $19.8 million of cash invested in working capital and other net operating assets. The cash invested in working capital and other net operating assets was primarily the result of payments made for prior year-end accruals of performance based incentive plans, deferred compensation, and settlements of customer rebates.
Net cash provided by operating activities for the three months ended March 31, 2024 of $53.2 million consisted of net income of $24.9 million, non-cash net charges totaling $11.0 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $17.3 million of cash generated from working capital and other net operating assets. The cash generated from working capital and other net operating assets was largely due to increases in accounts payable, the result of the timing of purchases and vendor payments, partially offset by investment in inventory to align with anticipated seasonal sales volumes increases.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 of $195.7 million was primarily due to the acquisitions of Lane Supply and the two metal roofing related businesses of $184.6 million. To a lesser extent, net capital expenditures of $11.4 million, offset by receipt of the $0.3 million final working capital settlement resulting from the sale of the Company's electronic locker business within the Company's Residential segment in the fourth quarter of 2024, also contributed to the net investment of cash.
Net cash used in investing activities for the three months ended March 31, 2024 of $4.4 million consisted of net capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 of $62.4 million consisted of common stock repurchases. The Company paid $60.0 million during the three months ended March 31, 2025 related to repurchase of 914,679 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $2.4 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Net cash used in financing activities for the three months ended March 31, 2024 of $1.4 million consisted of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the three months ended March 31, 2025 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 1 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, interest rates, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. In the current year, there have been no material changes in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
(b)Changes in Internal Control over Financial Reporting
The Company acquired Lane Supply, Inc. on February 11, 2025 and two metal roofing related businesses on March 31, 2025. The aforementioned acquisitions will be excluded from management's annual report on internal control over financial reporting for the year ending December 31, 2025. Except for the acquisitions of Lane Supply, Inc. and two metal roofing related businesses, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material legal proceedings terminated, settled, or otherwise resolved during the quarter ended March 31, 2025.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended March 31, 2025, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as follows.
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
Specifically, the Company may be adversely affected by recent uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other government. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These unprecedented actions have caused substantial uncertainty and volatility in the market and may result in retaliatory measures on U.S. goods. While volatility in the market and retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact on the Company's businesses and results of operations, the Company cannot predict further developments.
Changes to and evolving U.S. trade policies may lead to continuing uncertainty and volatility in U.S. financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy, and ultimately reduced demand for the Company's products and services. Such conditions could adversely affect the Company's income from operations for some of the Company's businesses and customer demand for some of the Company's products which could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April 2025, the Company's Board of Directors authorized a new share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The new program has a duration of three years, ending April 30, 2028. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. The Company has not made repurchases under the new repurchase program as of April 30, 2025.
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
The following table sets forth purchases made by or on behalf of the Company during the quarter ended March 31, 2025.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2025	—	$—	—	$78,958,152
February 1 - 28, 2025	179,562	$66.17	179,562	$67,075,695
March 1 - 31, 2025	735,117	$65.46	735,117	$18,958,190
Total	914,679	$65.60	914,679
The Company did not sell unregistered equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)
31.1*	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1*^	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2*^	Certification of the Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically with this Quarterly Report on Form 10-Q.
^	Documents are furnished not filed herewith.

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
Date: April 30, 2025