Form 10-Q
period 2025-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2025-08-06
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of August 4, 2025, the number of shares of common stock outstanding was: 29,511,507.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$309,517	$273,624	$555,874	$514,634
Cost of sales	221,682	190,296	398,186	359,219
Gross profit	87,835	83,328	157,688	155,415
Selling, general, and administrative expense	48,329	42,506	89,527	84,501
Operating income	39,506	40,822	68,161	70,914
Interest expense (income), net	354	(1,495)	(1,283)	(2,245)
Other (income) expense, net	(105)	186	(29)	(166)
Income before taxes from continuing operations	39,257	42,131	69,473	73,325
Provision for income taxes	9,819	11,147	16,920	19,387
Income from continuing operations	29,438	30,984	52,553	53,938
Discontinued operations:
(Loss) income before taxes from discontinued operations	(5,381)	1,486	(8,544)	3,799
(Benefit) provision for income taxes	(1,947)	272	(3,114)	593
(Loss) income from discontinued operations	(3,434)	1,214	(5,430)	3,206
Net income	$26,004	$32,198	$47,123	$57,144

Net earnings per share – Basic:
Income from continuing operations	$0.99	$1.01	$1.75	$1.76
(Loss) income from discontinued operations	(0.12)	0.04	(0.18)	0.11
Net income	$0.87	$1.05	$1.57	$1.87
Weighted average shares outstanding – Basic	29,717	30,588	30,027	30,580

Net earnings per share – Diluted:
Income from continuing operations	$0.99	$1.01	$1.74	$1.75
(Loss) income from discontinued operations	(0.12)	0.04	(0.18)	0.11
Net income	$0.87	$1.05	$1.56	$1.86
Weighted average shares outstanding – Diluted	29,806	30,791	30,133	30,801
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$26,004	$32,198	$47,123	$57,144
Other comprehensive income (loss):
Foreign currency translation adjustment	2,262	(418)	2,311	(1,382)
Total comprehensive income	$28,266	$31,780	$49,434	$55,762
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,291	$269,480
Trade receivables, net of allowance of $1,890 and $1,793, respectively	163,572	114,898
Costs in excess of billings, net	22,000	18,817
Inventories, net	125,860	93,271
Prepaid expenses and other current assets	29,050	22,326
Assets of discontinued operations	369,736	132,540
Total current assets	753,509	651,332
Property, plant, and equipment, net	121,053	87,079
Operating lease assets	59,758	41,558
Goodwill	410,777	323,189
Acquired intangibles	135,754	55,420
Other assets	1,901	1,936
Non-current assets of discontinued operations	—	258,896
	$1,482,752	$1,419,410
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,333	$90,705
Accrued expenses	70,655	65,905
Billings in excess of costs	12,342	14,769
Liabilities of discontinued operations	93,948	83,483
Total current liabilities	296,278	254,862
Deferred income taxes	66,653	49,006
Non-current operating lease liabilities	50,562	33,391
Other non-current liabilities	28,079	24,734
Non-current liabilities of discontinued operations	—	9,383
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,419 and 34,313 shares issued and outstanding, respectively	344	343
Additional paid-in capital	350,259	343,583
Retained earnings	922,974	875,851
Accumulated other comprehensive loss	(3,015)	(5,326)
Treasury stock, at cost; 4,913 and 3,960 shares, respectively	(229,382)	(166,417)
Total stockholders’ equity	1,041,180	1,048,034
	$1,482,752	$1,419,410
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$47,123	$57,144
(Loss) income from discontinued operations	(5,430)	3,206
Income from continuing operations	52,553	53,938
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	16,100	9,466
Stock compensation expense	6,237	5,909
Other, net	442	3,097
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	(25,240)	(30,913)
Inventories	(12,864)	(8,145)
Other current assets and other assets	(6,168)	572
Accounts payable	18,281	46,719
Accrued expenses and other non-current liabilities	(711)	9,768
Net cash provided by operating activities of continuing operations	48,630	90,411
Net cash provided by (used in) operating activities of discontinued operations	9,928	(758)
Net cash provided by operating activities	58,558	89,653
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(192,946)	—
Purchases of property, plant, and equipment, net	(28,960)	(7,326)
Net proceeds from sale of business	352	—
Net cash used in investing activities of continuing operations	(221,554)	(7,326)
Net cash used in investing activities of discontinued operations	(974)	(1,031)
Net cash used in investing activities	(222,528)	(8,357)
Cash Flows from Financing Activities
Purchase of common stock at market prices	(62,499)	(1,447)
Net cash used in financing activities	(62,499)	(1,447)
Effect of exchange rate changes on cash	280	(173)
Net (decrease) increase in cash and cash equivalents	(226,189)	79,676
Cash and cash equivalents at beginning of year	269,480	99,426
Cash and cash equivalents at end of period	$43,291	$179,102
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	34,401	$344	$346,653	$896,970	$(5,277)	4,911	$(229,352)	$1,009,338
Net income	—	—	—	26,004	—	—	—	26,004
Foreign currency translation adjustment	—	—	—	—	2,262	—	—	2,262
Stock compensation expense	—	—	3,606	—	—	—	—	3,606
Net settlement of restricted stock units	5	—	—	—	—	2	(105)	(105)
Awards of common stock	13	—	—	—	—	—	—	—
Excise tax on repurchase of common stock	—	—	—	—	—	—	75	75
Balance at June 30, 2025	34,419	$344	$350,259	$922,974	$(3,015)	4,913	$(229,382)	$1,041,180

Balance at March 31, 2024	34,266	$343	$335,259	$763,457	$(3,078)	3,797	$(155,796)	$940,185
Net income	—	—	—	32,198	—	—	—	32,198
Foreign currency translation adjustment	—	—	—	—	(418)	—	—	(418)
Stock compensation expense	—	—	3,719	—	—	—	—	3,719
Net settlement of restricted stock units	1	—	—	—	—	—	(13)	(13)
Awards of common stock	7	—	—	—	—	—	—	—
Balance at June 30, 2024	34,274	$343	$338,978	$795,655	$(3,496)	3,797	$(155,809)	$975,671
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	34,313	$343	$343,583	$875,851	$(5,326)	3,960	$(166,417)	$1,048,034
Net income	—	—	—	47,123	—	—	—	47,123
Foreign currency translation adjustment	—	—	—	—	2,311	—	—	2,311
Stock compensation expense	—	—	6,677	—	—	—	—	6,677
Net settlement of restricted stock units	93	1	(1)	—	—	38	(2,474)	(2,474)
Awards of common stock	13	—	—	—	—	—	—	—
Excise tax on repurchase of common stock	—	—	—	—	—	—	(491)	(491)
Common stock repurchased under stock repurchase program	—	—	—	—	—	915	(60,000)	(60,000)
Balance at June 30, 2025	34,419	$344	$350,259	$922,974	$(3,015)	4,913	$(229,382)	$1,041,180

Balance at December 31, 2023	34,219	$342	$332,621	$738,511	$(2,114)	3,778	$(154,362)	$914,998
Net income	—	—	—	57,144	—	—	—	57,144
Foreign currency translation adjustment	—	—	—	—	(1,382)	—	—	(1,382)
Stock compensation expense	—	—	6,358	—	—	—	—	6,358
Net settlement of restricted stock units	48	1	(1)	—	—	19	(1,447)	(1,447)
Awards of common stock	7	—	—	—	—	—	—	—
Balance at June 30, 2024	34,274	$343	$338,978	$795,655	$(3,496)	3,797	$(155,809)	$975,671
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
Discontinued Operations
In June 2025, the Company committed to a plan to sell its Renewables business, which was the sole business in the Renewables segment, and represents a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. The Renewables business results of operations for the periods presented are reflected in the Company's consolidated statements of income and consolidated statements of cash flows as discontinued operations. Additionally, refer to Note 13 "Discontinued Operations" for information regarding the assets and liabilities of the Renewable business that have been classified as assets and liabilities of discontinued operations in the Company's consolidated balance sheets for the periods presented.
Unless otherwise indicated, the consolidated financial statements disclosures and related information disclosed herein relate to the Company's continuing operations, which exclude its Renewables business, and the Company has recast prior period amounts to reflect discontinued operations.
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
(2)    TRADE RECEIVABLES, NET
The following table provides a roll-forward of the allowance for credit losses for the six month period ended June 30, 2025 that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2025	$1,793
Bad debt expense, net of recoveries	147
Accounts written off against allowance and other adjustments	(50)
Ending balance as of June 30, 2025	$1,890
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
Refer to Note 12 "Segment Information" for disclosures related to disaggregation of revenue.
As of June 30, 2025, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
For the three and six months ended June 30, 2025 and 2024, respectively, there were no changes to estimated total costs to be incurred related to any individual contract that materially impacted the Company's consolidated financial statements.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of June 30, 2025 and December 31, 2024 was $0.8 million and $0.7 million, respectively. The Company recognized revenue of $12.6 million and $13.3 million during the six months ended June 30, 2025 and 2024, respectively, that was included in the contract liabilities balance of $15.4 million and $17.3 million at December 31, 2024 and 2023, respectively.
(4)    INVENTORIES, NET
Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw material	$77,579	$48,019
Work-in-process	3,657	4,195
Finished goods	44,624	41,057
Total inventories, net	$125,860	$93,271
Reserve for excess, obsolete and slow moving inventory as of June 30, 2025 and December 31, 2024 was $3.1 million and $3.0 million, respectively.
(5)    ACQUISITIONS
During the quarter ended March 31, 2025, the Company acquired three businesses in separate transactions all of which were funded with cash on hand. One acquired business is included within the Company's Agtech segment and the other acquired businesses are included in the Company's Residential segment.
On February 11, 2025, the Company purchased all the outstanding stock of Lane Supply, Inc. ("Lane Supply"), a privately held company that designs, manufactures and installs structural canopies serving the convenience store, travel center, food retail, and quick serve restaurant markets. The results of Lane Supply have been included in the Company's consolidated financial results since the date of acquisition within the Company's Agtech segment. The purchase consideration for this acquisition was $118.0 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement.
On March 31, 2025, the Company acquired two privately held businesses within its Residential segment that primarily specialize in the manufacturing of metal roofing systems, along with metal wall panels, siding and trim products. The Company purchased all the outstanding stock of one of the businesses and substantially all of the assets of the other business for a combined preliminary purchase consideration of $90.2 million, which includes preliminary working capital adjustments and certain other adjustments provided for in the purchase agreements.

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
For the acquisition of Lane Supply, the preliminary excess consideration was recorded as goodwill and approximated $38.3 million, none of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2026.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$2,671
Working capital	20,481
Property, plant and equipment	6,707
Acquired intangible assets	67,100
Other assets	671
Other liabilities	(17,951)
Goodwill	38,300
Fair value of purchase consideration	$117,979
The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$6,800	20 years
Customer relationships	55,000	15 years
Backlog	5,300	Less than 1 year
Total	$67,100
For the acquisition of the two metal roofing businesses, the preliminary excess consideration was recorded as goodwill and approximated $48.3 million, all of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2026.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisitions (in thousands):

Cash	$2,328
Working capital	10,740
Property, plant and equipment	4,918
Acquired intangible assets	22,340
Other assets	9,330
Other liabilities	(7,815)
Goodwill	48,327
Fair value of purchase consideration	$90,168
The intangible assets acquired in these acquisitions consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$3,870	5 -11 years
Customer relationships	18,470	9 - 10 years
Total	$22,340
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
Since the acquisition dates of Lane Supply and the two privately held businesses through June 30, 2025, these acquisitions contributed approximately $65.3 million in net sales to the Company's consolidated statements of income.
The Company recognized costs related to recent acquisitions comprised of legal and consulting fees within selling, general, and administrative expense of $0.5 million and $3.1 million for the three and six months ended June 30, 2025, respectively. No acquisition costs were incurred in the three and six months ended June 30, 2024, respectively.
Pro Forma Information (Unaudited)
The results of Lane Supply (from January 1, 2025 through February 10, 2025) and the two privately held businesses (from January 1, 2025 and March 31, 2025) have not been included in the Company's consolidated statements of income as the Company acquired Lane Supply on February 11, 2025 and the two privately held businesses on March 31, 2025.
The following unaudited pro forma financial information represents a summary of the consolidated results of continuing operations of the Company for the three and six months ended June 30, 2025 and 2024, assuming these acquisitions had been completed on January 1, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$309,517	$318,994	$578,937	$597,479
Operating income	42,151	43,612	74,899	73,765
These pro forma amounts have been compiled by adding the historical results of these businesses to the results of the Company after applying accounting policies and pro forma adjustments primarily for amortization that would have been charged assuming the preliminary fair value adjustments to intangible assets had been applied from January 1, 2024.
The pro forma financial information is not necessarily indicative of the results of continuing operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

(6)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 are as follows (in thousands):

	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2024	$209,170	$82,341	$31,678	$323,189
Acquired goodwill	48,327	38,300	—	86,627
Foreign currency translation	—	961	—	961
Balance at June 30, 2025	$257,497	$121,602	$31,678	$410,777
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of June 30, 2025 and December 31, 2024.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of June 30, 2025 which would require an interim impairment test to be performed.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$19,570	$—	$19,570	$—
Finite-lived intangible assets:
Backlog	5,300	4,069	—	—
Trademarks	12,920	1,852	2,250	1,473
Unpatented technology	26,711	21,922	26,569	20,919
Customer relationships	124,265	25,194	50,650	21,302
Non-compete agreements	500	475	709	634
	169,696	53,512	80,178	44,328
Total acquired intangible assets	$189,266	$53,512	$99,748	$44,328
The following table summarizes the acquired intangible asset amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$5,697	$1,560	$9,118	$3,198
Amortization expense related to acquired intangible assets for the remainder of fiscal 2025 and the next five years thereafter is estimated as follows (in thousands):

	2025	2026	2027	2028	2029	2030
Amortization expense	$7,499	$11,559	$10,971	$10,730	$10,668	$9,508

(7)    LONG-TERM DEBT
The Company had no outstanding debt as of June 30, 2025 and December 31, 2024.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The following table sets forth the Company's availability on the revolving credit facility as of (in thousands):

	June 30, 2025	December 31, 2024
Total revolving credit facility	$400,000	$400,000
Less: standby letters of credit issued to third parties	(5,054)	(4,931)
Availability on revolving credit facility	$394,946	$395,069
The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of June 30, 2025, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
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
Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted during the six months ended June 30, along with the weighted-average grant-date fair value of each award:

	2025		2024
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Performance stock units (1) (2)	137,940	$61.98	58,582	$77.70
Restricted stock units	57,119	$64.20	33,846	$77.95
Deferred stock units	2,172	$52.95	3,340	$68.86
Common shares	13,032	$52.95	6,680	$68.86

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
Total MSPP liabilities recorded on the consolidated balance sheet as of June 30, 2025 were $22.9 million, of which $4.3 million was included in current accrued expenses and $18.6 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2024 were $23.7 million, of which $3.2 million was included in current accrued expenses and $20.5 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $16.8 million and $18.1 million at June 30, 2025 and December 31, 2024, respectively.
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities:

	Six Months Ended June 30,
	2025	2024
Restricted stock units credited	19,414	41,435
MSPP liabilities paid (in thousands)	$1,928	$2,053
(9)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company periodically undertakes restructuring initiatives as part of its focus to improve operating performance and optimize its business portfolio. These initiatives have led to outsourcing or discontinuing low-volume, low margin products, selling or exiting less profitable businesses or product lines, or reorganizing the Company's manufacturing footprint. As a result, the Company has incurred costs related to discrete restructuring events for moving and closing facilities, severance and inventory write-downs during the six months ended June 30, 2025.
The following tables set forth the exit activity costs and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above (in thousands):

	Three Months Ended June 30,
	2025			2024
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$1,218	$—	$1,218	$145	$—	$145
Agtech	207	157	364	11	—	11
Infrastructure	—	—	—	—	—	—
Corporate	—	—	—	4	—	4
Total	$1,425	$157	$1,582	$160	$—	$160

	Six Months Ended June 30,
	2025			2024
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$2,355	$—	$2,355	$145	$(72)	$73
Agtech	275	157	432	149	—	149
Infrastructure	—	—	—	—	—	—
Corporate	31	—	31	4	—	4
Total	$2,661	$157	$2,818	$298	$(72)	$226
The following table provides a summary of where the exit activity costs and asset impairments were recorded in the consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$346	$11	$580	$(61)
Selling, general, and administrative expense	1,236	149	2,238	287
Total exit activity and asset impairment charges	$1,582	$160	$2,818	$226
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheets relating to the Company’s restructuring efforts (in thousands):

	2025	2024
Balance at January 1	$121	$23
Exit activity costs recognized	2,661	298
Cash payments	(2,256)	(176)
Balance at June 30	$526	$145
(10)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes (in thousands)	$9,819	$11,147	$16,920	$19,387
Effective tax rate	25.0%	26.5%	24.4%	26.4%
The effective tax rate for the three and six months ended June 30, 2025 and 2024, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
(11)    EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	29,717	30,588	30,027	30,580
Dilutive effect of common stock options and stock units	89	203	106	221
Dilutive weighted average shares outstanding	29,806	30,791	30,133	30,801

The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock units	76	13	63	2
(12)    SEGMENT INFORMATION
The Company has three reportable segments: Residential, Agtech, and Infrastructure. The Company's reportable segments are each managed separately because they design, engineer, manufacture, and where applicable install, distinct products with different production processes.
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
The accounting policies of the Company's segments are the same as those described in Note 1 "Summary of Significant Accounting Policies" included in the Company's annual report on Form 10-K for the year ended December 31, 2024. The following tables illustrate certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended June 30, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$230,258	$54,092	$25,167	$309,517
Less (1):
Operating expenses (2)	186,647	54,586	18,084	259,317
Segment profit (loss)	43,611	(494)	7,083	50,200
Reconciliation of segment profit
Unallocated corporate expenses				(10,694)
Interest expense, net				(354)
Other income, net				105
Income before taxes from continuing operations				$39,257

	Three Months Ended June 30, 2024
	Residential	Agtech	Infrastructure	Total
Net sales	$214,316	$34,508	$24,800	$273,624
Less (1):
Operating expenses (2)	171,003	32,226	18,585	221,814
Segment profit	43,313	2,282	6,215	51,810
Reconciliation of segment profit
Unallocated corporate expenses				(10,988)
Interest income, net				1,495
Other expense, net				(186)
Income before taxes from continuing operations				$42,131

	Six Months Ended June 30, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$410,252	$99,132	$46,490	$555,874
Less (1):
Operating expenses (2)	335,381	96,241	34,149	465,771
Segment profit	74,871	2,891	12,341	90,103
Reconciliation of segment profit
Unallocated corporate expenses				(21,942)
Interest income, net				1,283
Other income, net				29
Income before taxes from continuing operations				$69,473

	Six Months Ended June 30, 2024
	Residential	Agtech	Infrastructure	Total
Net sales	$399,427	$68,535	$46,672	$514,634
Less (1):
Operating expenses (2)	321,768	63,645	35,561	420,974
Segment profit	77,659	4,890	11,111	93,660
Reconciliation of segment profit
Unallocated corporate expenses				(22,746)
Interest income, net				2,245
Other income, net				166
Income before taxes from continuing operations				$73,325
Footnotes:
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Operating expenses for each reportable segment includes inventory and manufacturing expenses, employee compensation, depreciation and amortization, freight services, other costs of sales expenses, and other selling, general and administrative expenses.

The following table is the reported segment’s and unallocated corporate reported depreciation and amortization (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Residential	$3,239	$2,507	$5,766	$5,098
Agtech	4,539	808	7,299	1,638
Infrastructure	699	747	1,400	1,492
Unallocated corporate expenses	817	641	1,635	1,238
Total depreciation and amortization	$9,294	$4,703	$16,100	$9,466
The following table is the reported segment's and unallocated corporate assets as of (in thousands):

	June 30, 2025	December 31, 2024
Residential	$665,811	$497,317
Agtech	298,960	156,941
Infrastructure	81,750	78,366
Unallocated corporate assets	66,495	295,350
Assets of discontinued operations	369,736	391,436
Total assets	$1,482,752	$1,419,410
The following presents disaggregated revenue by timing of transfer of control to customers by reported segment (in thousands):

	Three Months Ended June 30, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$230,258	$144	$11,674	$242,076
Over Time	—	53,948	13,493	67,441
Total net sales	$230,258	$54,092	$25,167	$309,517

	Three Months Ended June 30, 2024
	Residential	Agtech	Infrastructure	Total
Point in Time	$212,524	$189	$10,839	$223,552
Over Time	1,792	34,319	13,961	50,072
Total net sales	$214,316	$34,508	$24,800	$273,624

	Six Months Ended June 30, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$410,252	$420	$19,554	$430,226
Over Time	—	98,712	26,936	125,648
Total net sales	$410,252	$99,132	$46,490	$555,874

	Six Months Ended June 30, 2024
	Residential	Agtech	Infrastructure	Total
Point in Time	$395,856	$2,528	$17,149	$415,533
Over Time	3,571	66,007	29,523	99,101
Total net sales	$399,427	$68,535	$46,672	$514,634

(13)    DISCONTINUED OPERATIONS
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's long-term strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. As of June 30, 2025, the Company has engaged a third-party financial advisor to assist in locating a buyer and the sale is expected to be completed with a third-party buyer within twelve months. The Renewables business was previously reported under the Renewables segment in accordance with ASC Subtopic 280.
Upon classifying the Renewables business as held for sale and as a discontinued operation, the Company conducted a fair value measurement analysis and determined that the Renewables business' fair value less cost to sell was greater that its carrying amount. As a result, no related measurement adjustment was recognized in the consolidated statements of income for the three and six months ended June 30, 2025.
The following table provides the carrying amounts and a reconciliation of the major classes of assets and liabilities included in discontinued operations related to the Renewables business which have been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations held for sale, respectively, in the consolidated balance sheets at (in thousands):

	June 30, 2025	December 31, 2024
Assets of the discontinued operations:
Trade receivables, net	$52,781	$54,452
Costs in excess of billings, net	13,093	15,753
Inventories, net	39,267	44,869
Prepaid expenses and other current assets	7,154	17,466
Total current assets	112,295	132,540
Property, plant, and equipment, net	21,448	22,741
Operating lease assets	5,460	3,463
Goodwill	184,230	184,230
Acquired intangibles	46,303	48,462
Total non-current assets	257,441	258,896
Total assets classified as discontinued operations (1)	$369,736	$391,436

Liabilities of the discontinued operations:
Accounts payable	$22,380	$26,703
Accrued expenses	30,622	29,759
Billings in excess of costs	29,441	27,021
Total current liabilities	82,443	83,483
Deferred income taxes	7,649	7,649
Non-current operating lease liabilities	3,856	1,734
Total non-current liabilities	11,505	9,383
Total liabilities classified as discontinued operations (1)	$93,948	$92,866
(1) Total held for sale assets and liabilities of the discontinued operations are classified as current on the June 30, 2025 consolidated balance sheet as it is probable that the sale will occur and proceeds will be collected within one year.

The following table is the components of the (loss) income from discontinued operations before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$53,588	$79,381	$97,246	$130,877
Operating expenses	58,969	77,895	105,790	127,078
(Loss) income before taxes	$(5,381)	$1,486	$(8,544)	$3,799

(14)    SUBSEQUENT EVENT
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 ("OBBBA"). Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and the Company's effective tax rate in the future. The Company continues to evaluate the impacts that OBBBA may have on its Consolidated Financial Statements and currently, does not expect any material change to its ongoing tax rate as a result of this legislation.
On July 31, 2025, the Company purchased substantially all of the assets of a privately held business within its Residential segment that primarily specializes in the manufacturing of metal roofing systems, for $16.0 million in an all cash transaction, subject to customary working capital and other adjustments, and for which the preliminary purchase price allocation has not yet been determined.

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
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the residential, agtech, and infrastructure markets.
The Company operates and reports its results in the following three reporting segments:
•Residential
•Agtech
•Infrastructure
The Company's continuing operations serve customers primarily in North America including home improvement retailers, wholesalers, distributors, contractors, institutional and commercial growers of fruits, vegetables, flowers and other plants, convenience store, travel centers, food retailers, and quick-serve restaurants.
At June 30, 2025, the Company's continuing operations operated in thirty-six facilities, comprised of thirty-one manufacturing facilities and five offices, which are located in nineteen states, Canada, and China. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.

Recent Trends
Impacts of Macroeconomic Conditions on our Business
The Company is closely monitoring the fluid nature of the current macroeconomic conditions as it could be adversely impacted by the potential expansion of tariffs for imports of raw materials, primarily steel and aluminum, used in its manufacturing processes, as well as responsive or related policies enacted in other countries.
The global and regional economic conditions may cause volatility in demand for our products as well as cost of materials and logistics, and transportation delays. These conditions may result in impacts to the pricing of the Company's products, product availability and its results of operations, for which such impact is uncertain at this time.
Business Strategy
The Company's mission is to make life better for people and the planet, fueled by advancing the disciplines of engineering, science, and technology. The Company is innovating to reshape critical markets in comfortable living and productive growing throughout North America. Furthermore, the Company strives to create compounding and sustainable value for its stockholders and stakeholders with strong and relevant leadership positions in higher growth, profitable end markets focused on addressing some of the world's most challenging opportunities. The foundation of the Company's strategy is built on three core pillars: Business System, Portfolio Management, and Organization Development.
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
3.Organization Development drives the Company’s continuous focus on ensuring it has the right design and structure to scale the organization in order to execute the Company’s plans and meet commitments. The Company's focus is on creating an environment for our people to have the best opportunity for success, continue to develop, grow and learn. At the core of this pillar is the Company’s development process focused on helping employees reach their potential, improve performance, develop career roadmaps, identify ongoing education requirements, and succession plans. The Company believes doing so helps it attract and retain the best people to execute its business plans.
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
Recent Developments
On July 31, 2025, the Company purchased substantially all of the assets of a privately held business that primarily specializes in the manufacturing of metal roofing systems for $16.0 million in an all cash transaction, subject to customary working capital and other adjustments. This business will be reported as part of the Company's Residential segment.

In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's long-term strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations.
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
Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
The following table sets forth selected results of operations data and percentage of net sales for the three months ended June 30 (in thousands):

	2025		2024
Net sales	$309,517	100.0%	$273,624	100.0%
Cost of sales	221,682	71.6%	190,296	69.5%
Gross profit	87,835	28.4%	83,328	30.5%
Selling, general, and administrative expense	48,329	15.6%	42,506	15.6%
Income from operations	39,506	12.8%	40,822	14.9%
Interest expense (income)	354	0.1%	(1,495)	(0.6)%
Other (income) expense	(105)	0.0%	186	0.1%
Income before taxes	39,257	12.7%	42,131	15.4%
Provision for income taxes	9,819	3.2%	11,147	4.1%
Income from continuing operations	29,438	9.5%	30,984	11.3%
(Loss) income from discontinued operations	(3,434)	(1.1)%	1,214	0.5%
Net income	$26,004	8.4%	$32,198	11.8%

The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Impact of
	2025	2024	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$230,258	$214,316	$15,942	$20,624	$(2,808)	$(1,874)
Agtech	54,092	34,508	19,584	29,364	—	(9,780)
Infrastructure	25,167	24,800	367	—	—	367
Consolidated	$309,517	$273,624	$35,893	$49,988	$(2,808)	$(11,287)
Consolidated net sales increased by $35.9 million, or 13.1%, to $309.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in revenue was driven by $50.0 million of net sales generated from the first quarter 2025 acquisitions of Lane Supply in the Agtech segment and the two metal roofing manufacturers in the Residential segment. This increase was partially offset by a 4% decrease in organic revenue, primarily the result of delayed project starts in the Agtech segment, along with revenues from the prior year related to the Company's portfolio management action in which the residential electronic locker business was sold at the end of 2024. Consolidated backlog increased 43% to $278 million, as compared to the end of the prior year quarter.
Net sales in the Company's Residential segment increased $15.9 million, or 7.5%, to $230.3 million for the three months ended June 30, 2025 compared to $214.3 million for the three months ended June 30, 2024. The revenue increase was largely due to $20.6 million generated from the first quarter 2025 acquisition of the two metal roofing manufacturers, which more than offset portfolio management activities in the prior year related to the sale of the Company's residential electronic locker business. Continued slowness in mail and package product sales, which are driven mainly by new construction starts from the previous year, was offset by participation gains from local market expansion and recently launched building accessories products.
Net sales in the Company's Agtech segment increased 56.8%, or $19.6 million, to $54.1 million for the three months ended June 30, 2025 compared to $34.5 million for the three months ended June 30, 2024. The revenue increase was largely due to $29.4 million generated from the first quarter 2025 acquisition of Lane Supply, which more than offset a 28.3% decrease in organic sales related to shifts in large new project starts into the second half of the year. Backlog increased 71% year over year in this segment, driven by both the acquisition of Lane Supply and organic orders.
Net sales in the Company's Infrastructure segment increased 1.6%, or $0.4 million, to $25.2 million for the three months ended June 30, 2025 compared to $24.8 million for the three months ended June 30, 2024. The increase in revenue was a result of continued strong execution and demand. Backlog increased 3% from the prior year.
The Company's consolidated gross margin decreased to 28.4% for the three months ended June 30, 2025 compared to 30.5% for the three months ended June 30, 2024. The decrease was driven by product line mix, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expense increased by $5.8 million, or 13.7% to $48.3 million for the three months ended June 30, 2025 compared to $42.5 million for the three months ended June 30, 2024. The $5.8 million increase was primarily due to incremental SG&A expense incurred by recent acquisitions, partially offset by lower performance-based compensation expense as compared to the prior year quarter. SG&A expense as a percentage of net sales was flat at 15.6% for the three months ended June 30, 2025 and 2024, respectively.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2025		2024		Total Change
Income from operations:
Residential	$43,611	18.9%	$43,313	20.2%	$298
Agtech	(494)	(0.9)%	2,282	6.6%	(2,776)
Infrastructure	7,083	28.1%	6,215	25.1%	868
Unallocated Corporate Expenses	(10,694)	(3.5)%	(10,988)	(4.0)%	294
Consolidated income from operations	$39,506	12.8%	$40,822	14.9%	$(1,316)
The Residential segment generated an operating margin of 18.9% in the current year quarter compared to 20.2% in the prior year quarter. Operating margin declined year over year, primarily as a result of product mix and lower volume during the current year quarter.
The Agtech segment generated an operating margin of (0.9)% in the current year quarter compared to 6.6% in the prior year quarter. Operating margin declined year over year due to costs related to the acquisition of Lane Supply along with the impact from shift in timing of large projects into the second half of the year.
The Infrastructure segment generated an operating margin of 28.1% during the three months ended June 30, 2025 compared to 25.1% during the three months ended June 30, 2024. The margin improved year over year driven by strong execution, supply chain management and product line mix.
Unallocated corporate expenses decreased $0.3 million from $11.0 million during the three months ended June 30, 2024 to $10.7 million during the three months ended June 30, 2025. The decrease was largely the result of lower performance-based compensation expense partially offset by higher acquisition-related expense as compared to the prior year quarter.
The Company recorded interest expense of $0.4 million for the three months ended June 30, 2025, compared to interest income of $1.5 million for the three months ended June 30, 2024. Expense during the current year quarter was the result of maintenance fees associated with the revolving credit facility nearly offset by earnings on certain interest-bearing cash accounts during the three months ended June 30, 2025. Interest income during the prior year quarter was the result of earnings on certain interest-bearing cash accounts.
The Company recorded other income of $0.1 million for the three months ended June 30, 2025, compared to other expense of $0.2 million for the three months ended June 30, 2024.
The Company recognized a provision for income taxes of $9.8 million and $11.1 million, with effective tax rates of 25.0% and 26.5% for the three months ended June 30, 2025, and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The following table sets forth selected results of operations data and percentage of net sales for the six months ended June 30 (in thousands):

	2025		2024
Net sales	$555,874	100.0%	$514,634	100.0%
Cost of sales	398,186	71.6%	359,219	69.8%
Gross profit	157,688	28.4%	155,415	30.2%
Selling, general, and administrative expense	89,527	16.1%	84,501	16.4%
Income from operations	68,161	12.3%	70,914	13.8%
Interest income	(1,283)	(0.2)%	(2,245)	(0.4)%
Other income	(29)	0.0%	(166)	0.0%
Income before taxes	69,473	12.5%	73,325	14.2%
Provision for income taxes	16,920	3.0%	19,387	3.7%
Income from continuing operations	52,553	9.5%	53,938	10.5%
(Loss) income from discontinued operations	(5,430)	(1.0)%	3,206	0.6%
Net income	$47,123	8.5%	$57,144	11.1%
The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

				Impact of
	2025	2024	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$410,252	$399,427	$10,825	$20,624	$(5,553)	$(4,246)
Agtech	99,132	68,535	30,597	44,648	—	(14,051)
Infrastructure	46,490	46,672	(182)	—	—	(182)
Consolidated	$555,874	$514,634	$41,240	$65,272	$(5,553)	$(18,479)
Consolidated net sales increased by $41.2 million, or 8.0%, to $555.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in revenue was driven by $65.3 million of net sales generated from the current year acquisitions of Lane Supply in the Agtech segment and the two metal roofing manufacturers in the Residential segment. This increase was partially offset by a 3.6% decrease in organic revenue, the result of delayed project starts in the Agtech segment and revenues from the prior year related to the Company's portfolio management action in which the residential electronic locker business was sold at the end of 2024. Consolidated backlog increased 43% to $278 million, as compared to prior year.
Net sales in the Company's Residential segment increased $10.8 million, or 2.7%, to $410.3 million for the six months ended June 30, 2025 compared to $399.4 million for the six months ended June 30, 2024. The increase was largely due to $20.6 million generated from the current year acquisition of the two metal roofing manufacturers, which more than offset portfolio management activities in the prior year related to the sale of the Company's residential electronic locker business and a decrease in organic revenue. Continued slowness in mail and package product sales, which are driven mainly by new construction starts from the previous year, was offset by participation gains from local market expansion and recently launched building accessories products.
Net sales in the Company's Agtech segment increased 44.6%, or $30.6 million, to $99.1 million for the six months ended June 30, 2025 compared to $68.5 million for the six months ended June 30, 2024. The revenue increase was largely due to $44.6 million generated from the current year acquisition of Lane Supply, which more than offset a 20.5% decrease in organic sales related to shifts in large new project starts into the second half of the year. Backlog increased 71% year over year in this segment, driven by both the acquisition of Lane Supply and organic orders.
Net sales in the Company's Infrastructure segment were essentially flat for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Backlog increased 3% from the prior year.

The Company's consolidated gross margin decreased to 28.4% for the six months ended June 30, 2025 compared to 30.2% for the six months ended June 30, 2024. The decrease was driven by product line mix, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expense increased by $5.0 million, or 5.9% to $89.5 million for the six months ended June 30, 2025 compared to $84.5 million for the six months ended June 30, 2024. The $5.0 million increase was primarily due to incremental SG&A expense incurred by recent acquisitions, partially offset by lower performance-based compensation expense as compared to the prior year. SG&A expense as a percentage of net sales decreased to 16.1% for the six months ended June 30, 2025 compared to 16.4% for the six months ended June 30, 2024.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2025		2024		Total Change
Income from operations:
Residential	$74,871	18.3%	$77,659	19.4%	$(2,788)
Agtech	2,891	2.9%	4,890	7.1%	(1,999)
Infrastructure	12,341	26.5%	11,111	23.8%	1,230
Unallocated Corporate Expenses	(21,942)	(3.9)%	(22,746)	(4.4)%	804
Consolidated income from operations	$68,161	12.3%	$70,914	13.8%	$(2,753)
The Residential segment generated an operating margin of 18.3% in the current year compared to 19.4% in the prior year. Operating margin declined year over year, primarily as a result of product mix and lower volume during the current year.
The Agtech segment generated an operating margin of 2.9% in the current year compared to 7.1% in the prior year. Operating margin declined year over year due to costs related to the acquisition of Lane Supply along with the impact from the shift in timing of large projects into the second half of the year.
The Infrastructure segment generated an operating margin of 26.5% during the six months ended June 30, 2025 compared to 23.8% during the six months ended June 30, 2024. The margin improved year over year driven by strong execution, supply chain management and product line mix.
Unallocated corporate expenses decreased $0.8 million from $22.7 million during the six months ended June 30, 2024 to $21.9 million during the six months ended June 30, 2025. The decrease was largely the result of lower performance-based compensation expense partially offset by higher acquisition-related expense as compared to the prior year.
The Company recorded interest income of $1.3 million for the six months ended June 30, 2025, compared to $2.2 million for the six months ended June 30, 2024. The decrease in interest income during the current year was the result of earnings on lower average balances on certain interest-bearing cash accounts during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Other income for the six months ended June 30, 2025, was essentially flat as compared to the six months ended June 30, 2024.
The Company recognized a provision for income taxes of $16.9 million and $19.4 million, with effective tax rates of 24.4% and 26.4% for the six months ended June 30, 2025, and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$43,291	$269,480
Availability on revolving credit facility	394,946	395,069
	$438,237	$664,549
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
Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2025 and December 31, 2024, the Company's foreign subsidiaries held $6.9 million and $8.9 million of cash, respectively.
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

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2025	2024
Net cash provided by (used in):
Operating activities of continuing operations	$48,630	$90,411
Investing activities of continuing operations	(221,554)	(7,326)
Financing activities	(62,499)	(1,447)
Discontinued operations	8,954	(1,789)
Effect of foreign exchange rate changes	280	(173)
Net (decrease) increase in cash and cash equivalents	$(226,189)	$79,676
Operating Activities
Net cash provided by operating activities of continuing operations for the six months ended June 30, 2025 of $48.6 million consisted of income from continuing operations of $52.6 million, non-cash net charges totaling $22.7 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $26.7 million of cash invested in working capital and other net operating assets. The cash invested in working capital and other net operating assets was primarily the result of increases in accounts receivable and inventory, partially offset by increases in accounts payable, largely the result of seasonal demand.
Net cash provided by operating activities of continuing operations for the six months ended June 30, 2024 of $90.4 million consisted of income from continuing operations of $53.9 million, non-cash net charges totaling $18.5 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $18.0 million of cash generated from working capital and other net operating assets. The cash generated from working capital and other net operating assets was largely due to increases in accounts payable, the result of the timing of purchases and vendor payments, and billings in excess of costs, the result of increased advance payments from and billings to customers on projects. These activities were partially offset by increases in accounts receivable and inventory, largely the result of seasonal demand.
Investing Activities
Net cash used in investing activities of continuing operations for the six months ended June 30, 2025 was $221.6 million, primarily due to the acquisitions of Lane Supply and the two metal roofing related businesses of $192.9 million, and net capital expenditures of $29.0 million largely related to the purchases of two facilities. These investments were partially offset by a receipt of the $0.3 million final working capital settlement received in connection with the sale of the Company's electronic locker business within the Company's Residential segment in the fourth quarter of 2024.
Net cash used in investing activities of continuing operations for the six months ended June 30, 2024 of $7.3 million was due to net capital expenditures.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 of $62.5 million consisted of common stock repurchases. The Company paid $60.0 million during the six months ended June 30, 2025 related to the repurchase of 914,679 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $2.5 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Net cash used in financing activities for the six months ended June 30, 2024 of $1.4 million consisted of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans.

Critical Accounting Estimates
As a result of the three separate businesses acquired in 2025, the Company has reinstated critical accounting estimates related to measuring and recognizing the fair value of assets acquired and liabilities assumed in significant business combination transactions. Additionally, there have been no other material changes to the Company's critical accounting estimates during the three and six months ended June 30, 2025 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Measuring and Recognizing the Fair Value of Assets Acquired and Liabilities Assumed in a Significant Business Combination
When the Company acquires a business, the Company allocates the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. The Company records any premium over the fair value of net assets acquired as goodwill. Significant judgment is necessary to determine the fair value of the purchase price. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way the Company characterizes the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained above.
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
(b)Changes in Internal Control over Financial Reporting
The Company acquired Lane Supply, Inc. on February 11, 2025 and two metal roofing related businesses on March 31, 2025. The aforementioned acquisitions will be excluded from management's annual report on internal control over financial reporting for the year ending December 31, 2025. The Company implemented a new Enterprise

Resource Planning (“ERP”) system for two of the Company's operating units in the Residential segment during the quarter ended June 30, 2025. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the acquisitions of Lane Supply, Inc. and two metal roofing related businesses and the implementation of the aforementioned ERP system, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material legal proceedings terminated, settled, or otherwise resolved during the quarter ended June 30, 2025.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended June 30, 2025, there have been no material changes from the risk factors previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 2025 and the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The previously authorized share repurchase program, which was publicly announced on May 4, 2022, expired on May 2, 2025.
The Company did not purchase shares during the quarter ended June 30, 2025 and the dollar value of shares that may yet be purchased under the new program authorized in April 2025 is $200 million.
The Company did not sell unregistered equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the quarter ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

3.1
Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed on May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 11, 2015, (v) Certificate of Change of Registered Agent and/or Registered Office filed on January 10, 2019, (vi) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 6, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2021), (vii) Certificate of Amendment to the Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2023), and (viii) Certificate of Amendment of the Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 1, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 1, 2025)

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
Date: August 6, 2025