Form 10-Q
period 2025-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2025-10-30
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 28, 2025, the number of shares of common stock outstanding was: 29,542,662.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$310,939	$277,132	$866,813	$791,766
Cost of sales	228,193	195,748	626,379	554,967
Gross profit	82,746	81,384	240,434	236,799
Selling, general, and administrative expense	42,804	38,211	132,331	122,712
Operating income	39,942	43,173	108,103	114,087
Interest expense (income), net	2	(1,931)	(1,281)	(4,176)
Other (income) expense, net	(1,989)	402	(2,018)	236
Income before taxes from continuing operations	41,929	44,702	111,402	118,027
Provision for income taxes	8,724	10,890	25,644	30,277
Income from continuing operations	33,205	33,812	85,758	87,750
Discontinued operations:
(Loss) income before taxes from discontinued operations	(163,178)	772	(171,722)	4,571
(Benefit of) provision for income taxes	(40,911)	545	(44,025)	1,138
(Loss) income from discontinued operations	(122,267)	227	(127,697)	3,433
Net (loss) income	$(89,062)	$34,039	$(41,939)	$91,183

Net earnings per share – Basic:
Income from continuing operations	$1.12	$1.11	$2.87	$2.87
(Loss) income from discontinued operations	(4.11)	—	(4.27)	0.11
Net (loss) income	$(2.99)	$1.11	$(1.40)	$2.98
Weighted average shares outstanding – Basic	29,736	30,530	29,925	30,564

Net earnings per share – Diluted:
Income from continuing operations	$1.11	$1.10	$2.85	$2.85
(Loss) income from discontinued operations	(4.09)	0.01	(4.25)	0.11
Net (loss) income	$(2.98)	$1.11	$(1.40)	$2.96
Weighted average shares outstanding – Diluted	29,863	30,750	30,038	30,788
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(89,062)	$34,039	$(41,939)	$91,183
Other comprehensive (loss) income:
Foreign currency translation adjustment	(765)	703	1,546	(679)
Total comprehensive (loss) income	$(89,827)	$34,742	$(40,393)	$90,504
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,403	$269,480
Trade receivables, net of allowance of $2,394 and $1,793, respectively	166,341	114,898
Costs in excess of billings, net	21,851	18,817
Inventories, net	121,562	93,271
Prepaid expenses and other current assets	55,322	22,326
Assets of discontinued operations	240,969	132,540
Total current assets	695,448	651,332
Property, plant, and equipment, net	125,631	87,079
Operating lease assets	57,432	41,558
Goodwill	403,475	323,189
Acquired intangibles	153,907	55,420
Other assets	1,900	1,936
Non-current assets of discontinued operations	—	258,896
	$1,437,793	$1,419,410
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$126,839	$90,705
Accrued expenses	152,893	65,905
Billings in excess of costs	13,746	14,769
Liabilities of discontinued operations	94,288	83,483
Total current liabilities	387,766	254,862
Deferred income taxes	19,910	49,006
Non-current operating lease liabilities	48,179	33,391
Other non-current liabilities	30,164	24,734
Non-current liabilities of discontinued operations	—	9,383
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,476 and 34,313 shares issued and outstanding, respectively	345	343
Additional paid-in capital	351,914	343,583
Retained earnings	833,912	875,851
Accumulated other comprehensive loss	(3,780)	(5,326)
Treasury stock, at cost; 4,933 and 3,960 shares, respectively	(230,617)	(166,417)
Total stockholders’ equity	951,774	1,048,034
	$1,437,793	$1,419,410
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net (loss) income	$(41,939)	$91,183
(Loss) income from discontinued operations	(127,697)	3,433
Income from continuing operations	85,758	87,750
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	23,101	14,185
Stock compensation expense	7,465	8,002
Provision for (benefit of) deferred income taxes	7	(615)
Other, net	1,154	4,156
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	(28,705)	(33,709)
Inventories	(7,907)	(2,607)
Other current assets and other assets	4,979	746
Accounts payable	25,971	49,498
Accrued expenses and other non-current liabilities	(6,443)	4,145
Net cash provided by operating activities of continuing operations	105,380	131,551
Net cash provided by operating activities of discontinued operations	26,168	22,784
Net cash provided by operating activities	131,548	154,335
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(210,455)	—
Purchases of property, plant, and equipment, net	(37,176)	(11,506)
Net proceeds from sale of business	352	—
Net cash used in investing activities of continuing operations	(247,279)	(11,506)
Net cash used in investing activities of discontinued operations	(1,015)	(2,470)
Net cash used in investing activities	(248,294)	(13,976)
Cash Flows from Financing Activities
Purchase of common stock at market prices	(63,740)	(10,940)
Net proceeds from issuance of common stock	198	—
Net cash used in financing activities	(63,542)	(10,940)
Effect of exchange rate changes on cash	211	34
Net (decrease) increase in cash and cash equivalents	(180,077)	129,453
Cash and cash equivalents at beginning of year	269,480	99,426
Cash and cash equivalents at end of period	$89,403	$228,879
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	34,419	$344	$350,259	$922,974	$(3,015)	4,913	$(229,382)	$1,041,180
Net loss	—	—	—	(89,062)	—	—	—	(89,062)
Foreign currency translation adjustment	—	—	—	—	(765)	—	—	(765)
Stock compensation expense	—	—	1,458	—	—	—	—	1,458
Net settlement of restricted stock units	52	1	(1)	—	—	20	(1,241)	(1,241)
Stock options exercised	5	—	198	—	—	—	—	198
Excise tax on repurchase of common stock	—	—	—	—	—	—	6	6
Balance at September 30, 2025	34,476	$345	$351,914	$833,912	$(3,780)	4,933	$(230,617)	$951,774

Balance at June 30, 2024	34,274	$343	$338,978	$795,655	$(3,496)	3,797	$(155,809)	$975,671
Net income	—	—	—	34,039	—	—	—	34,039
Foreign currency translation adjustment	—	—	—	—	703	—	—	703
Stock compensation expense	—	—	2,328	—	—	—	—	2,328
Net settlement of restricted stock units	24	—	—	—	—	8	(506)	(506)
Excise tax on repurchase of common stock	—	—	—	—	—	—	(15)	(15)
Common stock repurchased under stock repurchase program	—	—	—	—	—	139	(8,987)	(8,987)
Balance at September 30, 2024	34,298	$343	$341,306	$829,694	$(2,793)	3,944	$(165,317)	$1,003,233
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	34,313	$343	$343,583	$875,851	$(5,326)	3,960	$(166,417)	$1,048,034
Net loss	—	—	—	(41,939)	—	—	—	(41,939)
Foreign currency translation adjustment	—	—	—	—	1,546	—	—	1,546
Stock compensation expense	—	—	8,135	—	—	—	—	8,135
Net settlement of restricted stock units	145	2	(2)	—	—	58	(3,715)	(3,715)
Awards of common stock	13	—	—	—	—	—	—	—
Stock options exercised	5	—	198	—	—	—	—	198
Excise tax on repurchase of common stock	—	—	—	—	—	—	(485)	(485)
Common stock repurchased under stock repurchase program	—	—	—	—	—	915	(60,000)	(60,000)
Balance at September 30, 2025	34,476	$345	$351,914	$833,912	$(3,780)	4,933	$(230,617)	$951,774

Balance at December 31, 2023	34,219	$342	$332,621	$738,511	$(2,114)	3,778	$(154,362)	$914,998
Net income	—	—	—	91,183	—	—	—	91,183
Foreign currency translation adjustment	—	—	—	—	(679)	—	—	(679)
Stock compensation expense	—	—	8,686	—	—	—	—	8,686
Net settlement of restricted stock units	72	1	(1)	—	—	27	(1,953)	(1,953)
Awards of common stock	7	—	—	—	—	—	—	—
Excise tax on repurchase of common stock	—	—	—	—	—	—	(15)	(15)
Common stock repurchased under stock repurchase program	—	—	—	—	—	139	(8,987)	(8,987)
Balance at September 30, 2024	34,298	$343	$341,306	$829,694	$(2,793)	3,944	$(165,317)	$1,003,233
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
Discontinued Operations
In June 2025, the Company committed to a plan to sell its Renewables business, which was the sole business in the Renewables segment, and represents a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. The Renewables business results of operations for the periods presented are reflected in the Company's consolidated statements of operations and consolidated statements of cash flows as discontinued operations. Additionally, refer to Note 13 "Discontinued Operations" for information regarding the assets and liabilities of the Renewables business that have been classified as assets and liabilities of discontinued operations in the Company's consolidated balance sheets for the periods presented.
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
(2)    TRADE RECEIVABLES, NET
The following table provides a roll-forward of the allowance for credit losses for the nine month period ended September 30, 2025 that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2025	$1,793
Bad debt expense, net of recoveries	631
Accounts written off against allowance and other adjustments	(30)
Ending balance as of September 30, 2025	$2,394
(3)    REVENUE
Sales includes revenue from contracts with customers for roof and foundation ventilation products, single point and centralized mail systems, trims, flashings, metal roofing, rain dispersion products and other accessories, retractable awnings and gutter guards; designing, engineering, manufacturing and installation of controlled environment agriculture structures, custom greenhouses and structural canopies; structural bearings, expansion joints, pavement sealant, elastomeric concrete and bridge cable protection systems.
Refer to Note 12 "Segment Information" for disclosures related to disaggregation of revenue.
As of September 30, 2025, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
For the three and nine months ended September 30, 2025 and 2024, respectively, there were no changes to estimated total costs to be incurred related to any individual contract that materially impacted the Company's consolidated financial statements.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of September 30, 2025 and December 31, 2024 was $1.0 million and $0.7 million, respectively. The Company recognized revenue of $13.4 million and $15.0 million during the nine months ended September 30, 2025 and 2024, respectively, that was included in the contract liabilities balance of $15.4 million and $17.3 million at December 31, 2024 and 2023, respectively.
(4)    INVENTORIES, NET
Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw material	$73,708	$48,019
Work-in-process	3,495	4,195
Finished goods	44,359	41,057
Total inventories, net	$121,562	$93,271
Reserve for excess, obsolete and slow moving inventory as of September 30, 2025 and December 31, 2024 was $3.2 million and $3.0 million, respectively.
(5)    ACQUISITIONS
During the nine months ended September 30, 2025, the Company acquired four businesses in separate transactions all of which were funded with cash on hand. One acquired business is included within the Company's Agtech segment and the other three acquired businesses are included in the Company's Residential segment.
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
On March 31, 2025, the Company acquired two privately held businesses within its Residential segment that primarily specialize in the manufacturing of metal roofing systems, along with metal wall panels, siding and trim products. The Company purchased all the outstanding stock of one of the businesses and substantially all of the assets of the other business for a combined preliminary purchase consideration of $90.5 million, which includes preliminary working capital adjustments and certain other adjustments provided for in the purchase agreements.
On July 31, 2025, the Company purchased substantially all the assets of another privately held business within its Residential segment that primarily specializes in the manufacturing of metal roofing systems and roofing accessories. The preliminary purchase consideration for this acquisition was $16.0 million, which includes preliminary working capital adjustments and certain other adjustments provided for in the asset purchase agreement.

The purchase price for these acquisitions were preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisitions. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisitions. Goodwill recognized in these acquisitions are primarily attributable to factors such as future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in domestic agtech structures and metal roofing markets, respectively. Due to the timing of these acquisitions, we continue to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of that date. Since the respective acquisition dates, the Company has recorded measurement-period adjustments, including an adjustment related to the acquisition of one of the privately held businesses acquired on March 31, 2025 as a result of new information obtained about facts and circumstances that existed as of the acquisition date and included an increase of $26.3 million to acquired intangible assets and a corresponding decrease to goodwill. The impact of this adjustment, and other measurement-period adjustments, which would have been recognized in previous periods if the provisional amounts had been finalized as of the respective acquisition dates, have not materially impacted the Company's consolidated statements of operations. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisitions. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets.
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
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$2,671
Working capital	19,969
Property, plant and equipment	6,707
Acquired intangible assets	66,900
Other assets	671
Other liabilities	(17,220)
Goodwill	38,281
Fair value of purchase consideration	$117,979
The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$6,800	20 years
Customer relationships	56,600	15 years
Backlog	3,500	Less than 1 year
Total	$66,900
For the acquisition of the two metal roofing businesses acquired on March 31, 2025, the preliminary excess consideration was recorded as goodwill and approximated $28.9 million, all of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2026.
For the acquisition of the metal roofing business acquired on July 31, 2025, the preliminary excess consideration was recorded as goodwill and approximated $12.4 million, all of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the third quarter of fiscal year 2026.

The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed in the acquisitions of the three metal roofing businesses is as follows as of the respective date of the acquisitions (in thousands):

Cash	$2,436
Working capital	11,777
Property, plant and equipment	5,094
Acquired intangible assets	44,160
Other assets	10,157
Other liabilities	(8,514)
Goodwill	41,354
Fair value of purchase consideration	$106,464
The intangible assets acquired in the three metal roofing business acquisitions consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$4,600	5 -11 years
Customer relationships	39,560	9 - 12 years
Total	$44,160
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
Since their respective acquisition dates through September 30, 2025, Lane Supply and the three privately held businesses contributed approximately $121.6 million in net sales and $9.6 million in operating income.
The Company recognized costs related to recent acquisitions comprised of legal and consulting fees within selling, general, and administrative expense of $0.8 million and $3.9 million for the three and nine months ended September 30, 2025, respectively. No acquisition costs were incurred in the three and nine months ended September 30, 2024, respectively.
Pro Forma Information (Unaudited)
As the the Company acquired the following businesses during the nine months ended September 30, 2025, the following periods are not included in the Company's consolidated statements of operations by acquisition as follows:

Acquisition	Date Acquired	Period Not Included:
		From	To
Lane Supply	February 11, 2025	January 1, 2025	February 10, 2025
Privately held metal roofing businesses	March 31, 2025	January 1, 2025	March 30, 2025
Privately held metal roofing business	July 31, 2025	January 1, 2025	July 30, 2025
The following unaudited pro forma financial information represents a summary of the consolidated results of continuing operations of the Company for the three and nine months ended September 30, 2025 and 2024, assuming these acquisitions had been completed on January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$312,066	$333,515	$895,332	$935,903
Operating income	40,008	51,312	114,884	127,288

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
(6)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are as follows (in thousands):

	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2024	$209,170	$82,341	$31,678	$323,189
Acquired goodwill	41,354	38,281	—	79,635
Foreign currency translation	—	651	—	651
Balance at September 30, 2025	$250,524	$121,273	$31,678	$403,475
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of September 30, 2025 and December 31, 2024.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of September 30, 2025 which would require an interim impairment test to be performed.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$19,570	$—	$19,570	$—
Finite-lived intangible assets:
Backlog	3,500	3,500	—	—
Trademarks	13,650	2,048	2,250	1,473
Unpatented technology	26,651	22,359	26,569	20,919
Customer relationships	146,863	28,420	50,650	21,302
Non-compete agreements	500	500	709	634
	191,164	56,827	80,178	44,328
Total acquired intangible assets	$210,734	$56,827	$99,748	$44,328

The following table summarizes the acquired intangible asset amortization expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$3,299	$1,598	$12,417	$4,796
Amortization expense related to acquired intangible assets for the remainder of fiscal 2025 and the next five years thereafter is estimated as follows (in thousands):

	2025	2026	2027	2028	2029	2030
Amortization expense	$3,587	$13,442	$12,853	$12,613	$12,551	$11,678
(7)    LONG-TERM DEBT
The Company had no outstanding debt as of September 30, 2025 and December 31, 2024.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The following table sets forth the Company's availability on the revolving credit facility as of (in thousands):

	September 30, 2025	December 31, 2024
Total revolving credit facility	$400,000	$400,000
Less: standby letters of credit issued to third parties	(6,207)	(4,931)
Availability on revolving credit facility	$393,793	$395,069
The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of September 30, 2025, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
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

Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted during the nine months ended September 30, along with the weighted-average grant-date fair value of each award:

	2025		2024
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
Performance stock units (1) (2)	142,940	$62.06	60,765	$77.28
Restricted stock units	97,753	$62.76	75,171	$72.22
Deferred stock units	2,172	$52.95	3,340	$68.86
Common shares	13,032	$52.95	6,680	$68.86
(1)    The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance.
(2)    The PSUs granted in 2024, based on the Company's return on invested capital ("ROIC") for the performance period ended December 31, 2024, earned 45.0% of the targeted PSUs awarded. Therefore, 27,345 units will convert to shares and be issued in 2027.
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
Total MSPP liabilities recorded on the consolidated balance sheet as of September 30, 2025 were $23.2 million, of which $4.3 million was included in current accrued expenses and $18.9 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2024 were $23.7 million, of which $3.2 million was included in current accrued expenses and $20.5 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $16.5 million and $18.1 million at September 30, 2025 and December 31, 2024, respectively.
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities:

	Nine Months Ended September 30,
	2025	2024
Restricted stock units credited	20,605	42,476
MSPP liabilities paid (in thousands)	$1,928	$2,053
(9)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company periodically undertakes restructuring initiatives as part of its focus to improve operating performance and optimize its business portfolio. These initiatives have led to reorganizing the Company's manufacturing footprint, outsourcing or discontinuing low-volume, low margin products, or selling or exiting less profitable businesses or product lines. As a result, the Company has incurred costs related to discrete restructuring events for moving and closing facilities, severance and inventory write-downs during the nine months ended September 30, 2025.

The following tables set forth the exit activity costs and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above (in thousands):

	Three Months Ended September 30,
	2025			2024
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$1,157	$—	$1,157	$106	$—	$106
Agtech	140	—	140	328	—	328
Infrastructure	—	—	—	—	—	—
Corporate	—	—	—	31	—	31
Total	$1,297	$—	$1,297	$465	$—	$465

	Nine Months Ended September 30,
	2025			2024
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$3,512	$—	$3,512	$251	$(72)	$179
Agtech	415	157	572	477	—	477
Infrastructure	—	—	—	—	—	—
Corporate	31	—	31	35	—	35
Total	$3,958	$157	$4,115	$763	$(72)	$691

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$402	$214	$982	$153
Selling, general, and administrative expense	895	251	3,133	538
Total exit activity and asset impairment charges	$1,297	$465	$4,115	$691
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheets relating to the Company’s restructuring efforts (in thousands):

	2025	2024
Balance at January 1	$121	$23
Exit activity costs recognized	3,958	763
Cash payments	(3,598)	(474)
Balance at September 30	$481	$312

(10)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes (in thousands)	$8,724	$10,890	$25,644	$30,277
Effective tax rate	20.8%	24.4%	23.0%	25.7%
The effective tax rate for the three months ended September 30, 2025 was less than the U.S. federal statutory rate of 21% due to favorable discrete items related to an excess tax benefit on stock-based compensation and the benefit of purchased tax credits that will be carried back to prior tax years.
The effective tax rate for the nine months ended September 30, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by the discrete items as previously noted.
The effective tax rate for the three and nine months ended September 30, 2024 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
(11)    EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	29,736	30,530	29,925	30,564
Dilutive effect of common stock options and stock units	127	220	113	224
Dilutive weighted average shares outstanding	29,863	30,750	30,038	30,788
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock units	38	20	46	—
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
•Agtech consists of an operating segment that sells the following products and services to large-scale indoor commercial growers, agricultural research, development facilities, as well as convenience store, travel centers, food retailers, and quick-serve restaurants: design, manufacture and build controlled environment agriculture structures, custom greenhouses and structural canopies.

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
The accounting policies of the Company's segments are the same as those described in Note 1 "Summary of Significant Accounting Policies" included in the Company's annual report on Form 10-K for the year ended December 31, 2024. The following tables illustrate certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended September 30, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$230,286	$57,565	$23,088	$310,939
Less (1):
Operating expenses (2)	189,854	54,387	18,351	262,592
Segment profit	40,432	3,178	4,737	48,347
Reconciliation of segment profit
Unallocated corporate expenses				(8,405)
Interest expense, net				(2)
Other income, net				1,989
Income before taxes from continuing operations				$41,929

	Three Months Ended September 30, 2024
	Residential	Agtech	Infrastructure	Total
Net sales	$212,363	$41,527	$23,242	$277,132
Less (1):
Operating expenses (2)	170,308	37,674	16,748	224,730
Segment profit	42,055	3,853	6,494	52,402
Reconciliation of segment profit
Unallocated corporate expenses				(9,229)
Interest income, net				1,931
Other expense, net				(402)
Income before taxes from continuing operations				$44,702

	Nine Months Ended September 30, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$640,538	$156,697	$69,578	$866,813
Less (1):
Operating expenses (2)	525,235	150,628	52,500	728,363
Segment profit	115,303	6,069	17,078	138,450
Reconciliation of segment profit
Unallocated corporate expenses				(30,347)
Interest income, net				1,281
Other income, net				2,018
Income before taxes from continuing operations				$111,402

	Nine Months Ended September 30, 2024
	Residential	Agtech	Infrastructure	Total
Net sales	$611,790	$110,062	$69,914	$791,766
Less (1):
Operating expenses (2)	492,076	101,319	52,309	645,704
Segment profit	119,714	8,743	17,605	146,062
Reconciliation of segment profit
Unallocated corporate expenses				(31,975)
Interest income, net				4,176
Other expense, net				(236)
Income before taxes from continuing operations				$118,027
Footnotes:
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Operating expenses for each reportable segment includes inventory and manufacturing expenses, employee compensation, depreciation and amortization, freight services, other costs of sales expenses, and other selling, general and administrative expenses.
The following table is the reported segment’s and unallocated corporate reported depreciation and amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Residential	$4,097	$2,545	$9,863	$7,643
Agtech	1,356	782	8,655	2,420
Infrastructure	726	744	2,126	2,236
Unallocated corporate expenses	822	648	2,457	1,886
Total depreciation and amortization	$7,001	$4,719	$23,101	$14,185
The following table represents the assets of the reported segments, unallocated corporate assets and assets of discontinued operations as of (in thousands):

	September 30, 2025	December 31, 2024
Residential	$674,243	$497,317
Agtech	298,102	156,941
Infrastructure	79,110	78,366
Unallocated corporate assets	145,369	295,350
Assets of discontinued operations	240,969	391,436
Total assets	$1,437,793	$1,419,410

The following presents disaggregated revenue by timing of transfer of control to customers by reported segment (in thousands):

	Three Months Ended September 30, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$230,286	$639	$11,153	$242,078
Over Time	—	56,926	11,935	68,861
Total net sales	$230,286	$57,565	$23,088	$310,939

	Three Months Ended September 30, 2024
	Residential	Agtech	Infrastructure	Total
Point in Time	$210,530	$135	$10,657	$221,322
Over Time	1,833	41,392	12,585	55,810
Total net sales	$212,363	$41,527	$23,242	$277,132

	Nine Months Ended September 30, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$640,538	$1,059	$30,707	$672,304
Over Time	—	155,638	38,871	194,509
Total net sales	$640,538	$156,697	$69,578	$866,813

	Nine Months Ended September 30, 2024
	Residential	Agtech	Infrastructure	Total
Point in Time	$606,386	$2,663	$27,806	$636,855
Over Time	5,404	107,399	42,108	154,911
Total net sales	$611,790	$110,062	$69,914	$791,766
(13)    DISCONTINUED OPERATIONS
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's long-term strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. The Company is currently engaged in an active program to sell the business. The sale is expected to be completed with a third-party buyer within twelve months from the date the Company committed to the plan. The Renewables business was previously reported under the Renewables segment in accordance with ASC Subtopic 280.
Upon classifying the Renewables business as held for sale and as a discontinued operation at June 30, 2025, the Company conducted a fair value measurement analysis and determined that the Renewables business' fair value less cost to sell was greater that its carrying amount. Subsequently, the Company determined that the fair value of the Renewables business as of the quarter ended September 30, 2025 had declined due to various headwinds in the renewables sector and other geopolitical factors, resulting in lower credible purchase offers received from market participants during the quarter. As such, the carrying amount was written down to its fair value less the costs to sell as of September 30, 2025 resulting in the recognition of an impairment loss before income taxes of $162.7 million. This fair value measurement is categorized within Level 3 of the fair value hierarchy based on significant unobservable inputs in accordance with ASC Topic 820. This impairment loss is reflected in the consolidated statements of operations for the three and nine months ended September 30, 2025.

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

	September 30, 2025	December 31, 2024
Assets of the discontinued operations:
Trade receivables, net	$63,288	$54,452
Costs in excess of billings, net	13,203	15,753
Inventories, net	33,379	44,869
Prepaid expenses and other current assets	4,188	17,466
Property, plant, and equipment, net	21,489	22,741
Operating lease assets	5,525	3,463
Goodwill	184,230	184,230
Acquired intangibles	46,303	48,462
Deferred income taxes	32,031	—
Impairment loss	(162,667)	—
Total assets classified as discontinued operations (1)	$240,969	$391,436

Liabilities of the discontinued operations:
Accounts payable	$32,002	$26,703
Accrued expenses	29,341	29,759
Billings in excess of costs	29,073	27,021
Deferred income taxes	—	7,649
Non-current operating lease liabilities	3,872	1,734
Total liabilities classified as discontinued operations (1)	$94,288	$92,866
(1) Total held for sale assets and liabilities of the discontinued operations are classified as current on the September 30, 2025 consolidated balance sheet as it is probable that the sale will occur and proceeds will be collected within one year from the date the Company committed to the plan to sell. Amounts as of December 31, 2024 are classified as current and long-term respectively in the consolidated balance sheet.
The following table is the components of the (loss) income from discontinued operations before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$72,520	$84,064	$169,766	$214,941
Operating expenses	73,031	83,292	178,821	210,370
Impairment loss	(162,667)	—	(162,667)	—
(Loss) income before taxes	$(163,178)	$772	$(171,722)	$4,571

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
The Company operates and reports its results in the following three reporting segments:
•Residential
•Agtech
•Infrastructure
The Company's continuing operations serve customers primarily in North America including home improvement retailers, wholesalers, distributors, contractors, institutional and commercial growers of fruits, vegetables, flowers and other plants, convenience stores, travel centers, food retailers, and quick-serve restaurants.
At September 30, 2025, the Company's continuing operations operated in thirty-six facilities, comprised of thirty-one manufacturing facilities and five offices, which are located in twenty states, Canada, and China. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.

Recent Trends
Impacts of Macroeconomic Conditions on our Business
The Company is closely monitoring the fluid nature of the current macroeconomic conditions as it could be adversely impacted by the potential expansion of tariffs for imports of raw materials, primarily steel and aluminum, used in its manufacturing processes, as well as responsive or related policies enacted in other countries.
The global and regional economic conditions may cause volatility in demand for our products as well as cost of materials and logistics. These conditions may result in impacts to the pricing of the Company's products, product availability and its results of operations, for which such impact is uncertain at this time.
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

Discontinued Operations
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's long-term strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. On September 30, 2025 the carrying amount was written down to its fair value less the costs to sell as of September 30, 2025 resulting in the recognition of an impairment loss before income taxes of $162.7 million. Unless otherwise indicated, all results and information presented exclude discontinued operations disclosures. See Note 13 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on discontinued operations.

Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The following table sets forth selected results of operations data and percentage of net sales for the three months ended September 30 (in thousands):

	2025		2024
Net sales	$310,939	100.0%	$277,132	100.0%
Cost of sales	228,193	73.4%	195,748	70.6%
Gross profit	82,746	26.6%	81,384	29.4%
Selling, general, and administrative expense	42,804	13.8%	38,211	13.8%
Income from operations	39,942	12.8%	43,173	15.6%
Interest expense (income)	2	0.0%	(1,931)	(0.7)%
Other (income) expense	(1,989)	(0.7)%	402	0.2%
Income before taxes	41,929	13.5%	44,702	16.1%
Provision for income taxes	8,724	2.8%	10,890	3.9%
Income from continuing operations	33,205	10.7%	33,812	12.2%
(Loss) income from discontinued operations	(122,267)	(39.3)%	227	0.1%
Net (loss) income	$(89,062)	(28.6)%	$34,039	12.3%

The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Impact of
	2025	2024	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$230,286	$212,363	$17,923	$22,928	$(2,558)	$(2,447)
Agtech	57,565	41,527	16,038	33,400	—	(17,362)
Infrastructure	23,088	23,242	(154)	—	—	(154)
Consolidated	$310,939	$277,132	$33,807	$56,328	$(2,558)	$(19,963)
Consolidated net sales increased by $33.8 million, or 12.2%, to $310.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in revenue was driven by $56.3 million of net sales generated from the Company's current year acquisitions, along with participation gains in the residential building accessories business. This increase was partially offset by a delayed project start in the Agtech segment, along with softness in the residential mail and package business. Consolidated backlog increased 50% to $257 million, as compared to the end of the prior year quarter.
Net sales in the Company's Residential segment increased $17.9 million, or 8.4%, to $230.3 million for the three months ended September 30, 2025 compared to $212.4 million for the three months ended September 30, 2024. The revenue of $22.9 million generated from the current year acquisition of the three metal roofing manufacturers, along with participation gains from local market expansion in the building accessories business more than offset continued slowness in mail and package product sales, which are driven mainly by new construction starts. Portfolio management activities in the prior year, related to the sale of the Company's residential electronic locker business, also partially offset the increase.
Net sales in the Company's Agtech segment increased 38.8%, or $16.0 million, to $57.6 million for the three months ended September 30, 2025 compared to $41.5 million for the three months ended September 30, 2024. The revenue increase was largely due to $33.4 million generated from the acquisition of Lane Supply, which more than offset the decrease in organic sales, which was due to a timing shift in a large new project start. Backlog increased 96% year over year in this segment, including organic backlog growth of 75%.
Net sales in the Company's Infrastructure segment were slightly down for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, impacted by a supplier transition resulting in revenue shifting into the fourth quarter. Backlog decreased 2% from the prior year, though demand and quoting activity remained strong.
The Company's consolidated gross margin decreased to 26.6% for the three months ended September 30, 2025 compared to 29.4% for the three months ended September 30, 2024. The decrease was driven by product line mix, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expense increased by $4.6 million, or 12.0% to $42.8 million for the three months ended September 30, 2025 compared to $38.2 million for the three months ended September 30, 2024. The $4.6 million increase was primarily due to incremental SG&A expense incurred by recent acquisitions, partially offset by lower performance-based compensation expense as compared to the prior year quarter. SG&A expense as a percentage of net sales was flat at 13.8% for the three months ended September 30, 2025 and 2024, respectively.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2025		2024		Total Change
Income from operations:
Residential	$40,432	17.6%	$42,055	19.8%	$(1,623)
Agtech	3,178	5.5%	3,853	9.3%	(675)
Infrastructure	4,737	20.5%	6,494	27.9%	(1,757)
Unallocated Corporate Expenses	(8,405)	(2.7)%	(9,229)	(3.3)%	824
Consolidated income from operations	$39,942	12.8%	$43,173	15.6%	$(3,231)
The Residential segment generated an operating margin of 17.6% in the current year quarter compared to 19.8% in the prior year quarter. Operating margin declined year over year, primarily as a result of product mix and higher integration costs incurred during the current year quarter.
The Agtech segment generated an operating margin of 5.5% in the current year quarter compared to 9.3% in the prior year quarter. Operating margin declined year over year due to lower organic volumes along with the impact of integration activities for Lane Supply.
The Infrastructure segment generated an operating margin of 20.5% during the three months ended September 30, 2025 compared to 27.9% during the three months ended September 30, 2024. The margin decline year over year was the result of the inefficiency related to the supplier transition.
Unallocated corporate expenses decreased $0.8 million to $8.4 million during the three months ended September 30, 2025 from $9.2 million during the three months ended September 30, 2024. The decrease was largely the result of lower performance-based compensation expense partially offset by higher acquisition-related expense as compared to the prior year quarter.
Interest expense recorded by the Company during the three months ended September 30, 2025 was the result of maintenance fees associated with the revolving credit facility and was nearly offset by earnings on certain interest-bearing cash accounts. The Company recorded interest income of $1.9 million for the three months ended September 30, 2024, the result of earnings on certain interest-bearing cash accounts.
The Company recorded other income of $2.0 million for the three months ended September 30, 2025, compared to other expense of $0.4 million for the three months ended September 30, 2024.
The Company recognized a provision for income taxes of $8.7 million and $10.9 million, with effective tax rates of 20.8% and 24.4% for the three months ended September 30, 2025, and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 was less than the U.S. federal statutory rate of 21% due to favorable discrete items related to an excess tax benefit on stock-based compensation and the benefit of purchased tax credits that will be carried back to prior tax years. The effective tax rate for the three months ended September 30, 2024 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following table sets forth selected results of operations data and percentage of net sales for the nine months ended September 30 (in thousands):

	2025		2024
Net sales	$866,813	100.0%	$791,766	100.0%
Cost of sales	626,379	72.3%	554,967	70.1%
Gross profit	240,434	27.7%	236,799	29.9%
Selling, general, and administrative expense	132,331	15.2%	122,712	15.5%
Income from operations	108,103	12.5%	114,087	14.4%
Interest income	(1,281)	(0.2)%	(4,176)	(0.5)%
Other (income) expense	(2,018)	(0.2)%	236	0.0%
Income before taxes	111,402	12.9%	118,027	14.9%
Provision for income taxes	25,644	3.0%	30,277	3.8%
Income from continuing operations	85,758	9.9%	87,750	11.1%
(Loss) income from discontinued operations	(127,697)	(14.7)%	3,433	0.4%
Net (loss) income	$(41,939)	(4.8)%	$91,183	11.5%
The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

				Impact of
	2025	2024	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$640,538	$611,790	$28,748	$43,552	$(8,111)	$(6,693)
Agtech	156,697	110,062	46,635	78,048	—	(31,413)
Infrastructure	69,578	69,914	(336)	—	—	(336)
Consolidated	$866,813	$791,766	$75,047	$121,600	$(8,111)	$(38,442)
Consolidated net sales increased by $75.0 million, or 9.5%, to $866.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in revenue was driven by $121.6 million of net sales generated from the current year acquisitions along with participation gains in the residential building accessories business. This increase was partially offset by delayed project starts in the Agtech segment, along with softness in the residential mail and package business. Consolidated backlog increased 50% to $257 million, as compared to the prior year period.
Net sales in the Company's Residential segment increased $28.7 million, or 4.7%, to $640.5 million for the nine months ended September 30, 2025 compared to $611.8 million for the nine months ended September 30, 2024. The revenue of $43.6 million generated from the current year acquisitions of the three metal roofing manufacturers, along with participation gains from local market expansion in the building accessories business more than offset continued slowness in mail and package product sales, which are driven mainly by new construction starts. Portfolio management activities in the prior year, related to the sale of the Company's residential electronic locker business, also partially offset the increase.
Net sales in the Company's Agtech segment increased 42.3%, or $46.6 million, to $156.7 million for the nine months ended September 30, 2025 compared to $110.1 million for the nine months ended September 30, 2024. The revenue increase was largely due to $78.0 million generated from the current year acquisition of Lane Supply, which more than offset the decrease in organic sales, due in part to timing shifts in large new project starts. Backlog increased 96% year over year in this segment, including organic backlog growth of 75%.
Net sales in the Company's Infrastructure segment were essentially flat for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Backlog decreased 2% from the prior year, though demand and quoting activity remained strong.

The Company's consolidated gross margin decreased to 27.7% for the nine months ended September 30, 2025 compared to 29.9% for the nine months ended September 30, 2024. The decrease was driven by product line mix, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expense increased by $9.6 million, or 7.8% to $132.3 million for the nine months ended September 30, 2025 compared to $122.7 million for the nine months ended September 30, 2024. The $9.6 million increase was primarily due to incremental SG&A expense incurred by recent acquisitions, partially offset by lower performance-based compensation expense as compared to the prior year. SG&A expense as a percentage of net sales decreased to 15.2% for the nine months ended September 30, 2025 compared to 15.5% for the nine months ended September 30, 2024.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2025		2024		Total Change
Income from operations:
Residential	$115,303	18.0%	$119,714	19.6%	$(4,411)
Agtech	6,069	3.9%	8,743	7.9%	(2,674)
Infrastructure	17,078	24.5%	17,605	25.2%	(527)
Unallocated Corporate Expenses	(30,347)	(3.5)%	(31,975)	(4.0)%	1,628
Consolidated income from operations	$108,103	12.5%	$114,087	14.4%	$(5,984)
The Residential segment generated an operating margin of 18.0% in the current year compared to 19.6% in the prior year. Operating margin declined year over year the result of product mix and impact of acquisition integration during the current year.
The Agtech segment generated an operating margin of 3.9% in the current year compared to 7.9% in the prior year. Operating margin declined year over year due to costs related to the acquisition of Lane Supply and the impact of lower organic volumes.
The Infrastructure segment generated an operating margin of 24.5% during the nine months ended September 30, 2025 compared to 25.2% during the nine months ended September 30, 2024. The margin decline year over year was largely the result of product line mix.
Unallocated corporate expenses decreased $1.6 million to $30.3 million during the nine months ended September 30, 2025 from $32.0 million during the nine months ended September 30, 2024. The decrease was largely the result of lower performance-based compensation expense partially offset by higher acquisition-related expense as compared to the prior year.
The Company recorded interest income of $1.3 million for the nine months ended September 30, 2025, compared to $4.2 million for the nine months ended September 30, 2024. The decrease in interest income during the current year was the result of earnings on lower average balances on certain interest-bearing cash accounts during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
The Company recorded other income of $2.0 million for the nine months ended September 30, 2025, compared to other expense of $0.2 million for the nine months ended September 30, 2024.
The Company recognized a provision for income taxes of $25.6 million and $30.3 million, with effective tax rates of 23.0% and 25.7% for the nine months ended September 30, 2025, and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$89,403	$269,480
Availability on revolving credit facility	393,793	395,069
	$483,196	$664,549
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
Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2025 and December 31, 2024, the Company's foreign subsidiaries held $5.4 million and $8.9 million of cash, respectively.
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
In April 2025, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending April 30, 2028. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion.
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

Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2025	2024
Net cash provided by (used in):
Operating activities of continuing operations	$105,380	$131,551
Investing activities of continuing operations	(247,279)	(11,506)
Financing activities	(63,542)	(10,940)
Discontinued operations	25,153	20,314
Effect of foreign exchange rate changes	211	34
Net (decrease) increase in cash and cash equivalents	$(180,077)	$129,453
Operating Activities
Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2025 of $105.4 million consisted of income from continuing operations of $85.8 million, non-cash net charges totaling $31.7 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $12.1 million of cash invested in working capital and other net operating assets. The cash invested in working capital and other net operating assets was primarily the result of increases in accounts receivable and inventory, partially offset by increases in accounts payable, largely the result of seasonal demand.
Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2024 of $131.6 million consisted of income from continuing operations of $87.8 million, non-cash net charges totaling $25.7 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $18.1 million of cash generated from working capital and other net operating assets. The cash generated from working capital and other net operating assets was largely due to increases in accounts payable, the result of the timing of purchases and vendor payments, that were partially offset by increases in accounts receivable, largely the result of seasonal demand.
Investing Activities
Net cash used in investing activities of continuing operations for the nine months ended September 30, 2025 was $247.3 million, primarily due to the acquisitions of Lane Supply and the three metal roofing related businesses of $210.4 million, and net capital expenditures of $37.2 million largely related to the purchases of two facilities. These investments were partially offset by a receipt of the $0.3 million final working capital settlement received in connection with the sale of the Company's electronic locker business within the Company's Residential segment in the fourth quarter of 2024.
Net cash used in investing activities of continuing operations for the nine months ended September 30, 2024 of $11.5 million was due to net capital expenditures.
Financing Activities
Net cash used in financing activities totaled $63.5 million for the nine months ended September 30, 2025 primarily driven by common stock repurchases. The Company repurchased 914,679 shares for $60.0 million under the Company's prior authorized share repurchase program that ended May 2, 2025. An additional $3.7 million was used to repurchase common stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans. These outflows were slightly offset by $0.2 million in proceeds from the issuance of common stock resulting from stock option exercises.
Net cash used in financing activities totaled $10.9 million for the nine months ended September 30, 2024 driven by common stock repurchases. The Company repurchased 139,427 shares for $9.0 million under the Company's prior authorized share repurchase program that ended May 2, 2025. An additional $1.9 million was used to repurchase common stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans.

Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the quarter ended September 30, 2025 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and the Critical Accounting Estimates in Part I, Item 2 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
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
(b)Changes in Internal Control over Financial Reporting
The Company acquired Lane Supply, Inc. and three metal roofing businesses since January 1, 2025. These acquisitions will be excluded from management's annual report on internal control over financial reporting for the year ending December 31, 2025. Except for the acquisition of the third metal roofing related business during the quarter ended September 30, 2025, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material legal proceedings terminated, settled, or otherwise resolved during the quarter ended September 30, 2025.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended September 30, 2025, there have been no material changes from the risk factors previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 2025 and the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April 2025, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending April 30, 2028. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion.
The Company did not purchase shares during the quarter ended September 30, 2025 and the dollar value of shares that may yet be purchased under the authorized program is $200 million.
The Company did not sell unregistered equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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
Date: October 30, 2025