Form 10-K
period 2025-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2026-02-26
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-22462
GIBRALTAR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)
Delaware				16-1445150
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
3556 Lake Shore Road	P.O. Box 2028	Buffalo,	New York	14219-0228
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (716) 826-6500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ROCK	The NASDAQ Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2025 was: $1.7 billion.
As of February 24, 2026, the number of shares of Common Stock outstanding was: 29,547,065.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GIBRALTAR INDUSTRIES, INC.

Safe Harbor Statement
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore, are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding the Company's intentions, beliefs or current expectations concerning, among other things, its results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the particular markets in which it operates. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. The Company believes that these risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors.” Those factors should not be construed as exhaustive and should be read with the other cautionary statements herein. Although the Company bases these forward-looking statements on assumptions that the Company believes are reasonable when made, it cautions you that forward-looking statements are not guarantees of future performance and that the Company's actual results of operations, financial condition and liquidity and the development of the particular markets in which it operates may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if its results of operations, financial condition and liquidity and the development of the particular markets in which it operates are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that the Company makes herein speak only as of the date of those statements, and it undertakes no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
PART I

Item 1.	Business
Gibraltar Industries, Inc. (the "Company" or "Gibraltar") is a leading manufacturer and provider of products and services for the residential, agtech and infrastructure markets.
Gibraltar's mission, to make life better for people and the planet, is fueled by advancing the disciplines of engineering, science, and technology.
On February 2, 2026, Gibraltar acquired OmniMax International, LLC ("OmniMax"), a leading United States of America ("U.S.") and Canada-based manufacturer and provider of residential roofing accessories and rainwater management systems. The acquisition of OmniMax furthers Gibraltar's goal of helping innovate and reshape the markets in which it operates and provide better solutions for its customers and the channels it serves. The description of the Company's business includes the OmniMax business, however, any information included herein as of December 31, 2025 does not include the OmniMax business except as specified.
Gibraltar's Core Pillars
Gibraltar strives to create compounding and sustainable value for its stockholders and stakeholders by maintaining strong, relevant leadership positions in higher-growth profitable end markets while continuously innovating its products, services, and business processes to further optimize the important end markets it serves in the U.S. and Canada; residential and light commercial housing, infrastructure, and controlled environment agriculture growing and research. The foundation of the Company's strategy is built on three core pillars: Business System, Portfolio Management, and Organization Development.
•Business System reflects the necessary systems, processes, and management tools required to deliver consistent and continuous performance improvement, every day. The Company's business system is a critical enabler to grow, scale, and deliver its plans. The Company's focus is on deploying effective tools to drive growth, improve operating performance, and develop the organization utilizing 80/20 and lean quote-to-cash initiatives along with digital systems for speed, agility and responsiveness. The Business System pillar challenges existing operating paradigms, drives day-to-day performance, forces prioritization of resources, tests the Company's business models, and drives new product and services innovation.
•Portfolio Management is focused on optimizing the Company’s business portfolio in higher growth markets with leadership positions while ensuring its financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing its relevance with customers and shaping its markets.
•Organization Development drives the Company’s continuous focus on ensuring it has the right design and structure to scale the organization in order to execute the Company’s plans and meet commitments. The Company's focus is on creating an environment for our people to have the best opportunity for success, continue to develop, grow and learn. At the core of this pillar is the Company’s development process focused on helping employees reach their potential, improve performance, develop career roadmaps, identify ongoing education requirements, and respective succession plans. The Company believes doing so helps it attract and retain the best people to execute its business plans.
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
Make it better - We challenge ourselves and our way of thinking every day to exceed the needs of our customers. We raise the bar - and set new standards.
Make it right - We care about doing the right thing for each other, our customers, and communities by holding ourselves to the highest standards of ethics and safety.
Make it together - We work collaboratively with our customers and each other - teamwork sets us apart. We work to create a culture that is inclusive of different perspectives and experiences.
Make an impact - We are here to make a difference. We drive change and deliver meaningful value to our customers, investors, and community.
The Company's efforts are focused on delivering positive impact in three key areas:
Our People - The safety, well-being, and success of our people is our top priority. We are dedicated to developing their potential as professionals and future leaders, drawing on the unique abilities of each team member to build a rich, inclusive culture of difference-makers.
Our Communities - Sharing our success with the communities where we live and work is vital to our purpose. By supporting local nonprofits and institutions as investors and volunteers, we help build resilience and strengthen the bonds that will help our communities thrive.
The World - Our work is firmly rooted in making life better for people and the planet; we innovate in the service of possibility, acting responsibly to create positive, lasting change in our world. We promote sustainability across our value chain, developing products and services for our customers that reduce environmental impact and improve quality of life.
The Company's businesses reflect its purpose, values and desire to make a positive impact on the world. The Company continues to transform itself to focus on providing solutions to some of today's most significant challenges—including living in safe and comfortable housing, growing food more sustainably, and improving the infrastructure across the U.S. and Canada.
Acquisition of OmniMax
On February 2, 2026, Gibraltar completed the acquisition of OmniMax, a leading U.S.- and Canada-based manufacturer and provider of residential roofing accessories and rainwater management systems, for a purchase price of $1.335 billion in cash. The acquisition was pursuant to the terms and conditions of the Securities Purchase

Agreement, among the Company, Barnsbury Estate LLC and Arundel Square Garden, LLC, dated November 16, 2025.
The Company believes that the addition of OmniMax's complementary brands, product portfolio and geographic footprint accelerates the Company's presence in its largest and most profitable business segment, creates a more optimal operating platform to serve customers and partner with suppliers, and opens new opportunities for growth with new and existing customers across the U.S. and Canada. OmniMax will be reported as part of the Company's Residential segment.
Gibraltar's Three Segments
The Company operates and reports its results in the following three reporting segments: Residential, Agtech, and Infrastructure.
The Company serves customers primarily in the U.S. and Canada including home improvement retailers, wholesalers, distributors, contractors, and institutional and commercial growers of fruits, vegetables, flowers and other plants. As of December 31, 2025, the Company's continuing operations operated in thirty-four facilities, comprised of twenty-nine manufacturing facilities, strategically located across eighteen states and Canada, and five offices, including a sourcing office located in China. Including the resources of OmniMax, the Company operates forty-four manufacturing facilities, strategically located across twenty-three states and Canada. The Company's operational infrastructure provides the necessary scale to support regional and national customers in each of its markets.
The following table summarizes the primary products and services (where applicable), applications, and end markets for each segment:

Products and Services	Applications	End Market

Residential Segment

Trim, coil and flashings, sofit, fascia, other accessories	Roof integrity	Residential and light commercial housing— new construction and repair

Gutters, downspouts, gutter protection, roof drainage accessories	Rainwater drainage

Roof/siding panels, trims and flashing installation hardware	Metal roofing

Roof and foundation ventilation products	Ventilation

Single point and centralized mail systems and package solutions	Secure storage for mail and package deliveries

Retractable awnings	Sun and wind protection

Agtech Segment

Controlled environmental agriculture, and custom greenhouse solutions including the designing, engineering, manufacturing, full scope construction of structures and integration of subsystems	Retail, fruits and vegetables, flowers, commercial, institutional and conservatories	Large scale indoor produce growers; retail garden centers; conservatories and botanical gardens; floriculture growers; agricultural research

Structural canopies, including design, engineering, manufacturing, and full scope construction	Fuel stations, car washes, convenience stores, travel centers, food retail, EV charging stations, and quick serve restaurants	Large chains and small businesses engaged in sales to consumers

Infrastructure Segment

Engineered solutions for bridges, highways and airfields, including structural bearings, expansion joints, pavement seals, elastomeric concrete, bridge cable protection systems	Bridge and elevated highway construction, airport pavements	Commercial and transportation contractors and fabricators

The Company’s operating businesses have established strong positions in attractive end markets by building core capabilities in innovation, new products and services, manufacturing and field operations, business systems, quality performance, along with the strength of our people. The Company will continue its focus of time, talent, and energy on strengthening its position in each market it serves, including with the acquisition and integration of OmniMax.
Attractive End Markets. The Company's businesses are focused on maintaining healthy and efficient home environments, supporting mail and package delivery, increasing the supply of locally-grown and more sustainably-produced food and plants, and improving the country’s transportation infrastructure and ways of transporting people and products.
Value-Added Products and Services. The Company provides optimal solutions to its customers: roofing accessories, metal roofing products and roof- and foundation-related ventilation to support healthy home environments; mail and package storage for home and retail and non-retail sites; structures that enable controlled environment agriculture ("CEA") for commercial growers, institutions, and retailers and creating canopies that elevate brand image and protect customers, staff, and equipment; and structural bearings, expansion joints and rubber products for bridges and other transportation structures.
Commitment to Customers and Quality. The Company strives to be connected directly with retailers, wholesalers, contractors, and end customers, where it receives unfiltered feedback on performance, insight on customer problems and opportunities, and cooperation on ideas for new products, services, and business model optimization. The Company's commitment to quality is a core operating tenet, and its quality management systems are designed to ensure the Company delivers to meet customer and stakeholder expectations.
Focus on Transformational Growth. The Company's strategy is to continue to broaden its presence and product portfolio with the addition of new products while simultaneously investing in its customer relationships and go-to market infrastructure. The acquisition of OmniMax in 2026, which expands the Company's presence in its largest and highly profitable residential segment, is a transformative strategic step and is intended to rapidly accelerate the Company's building products revenue. The Company's acquisitions in 2025, most notably Lane Supply, Inc. ("Lane Supply") in its Agtech segment, expands the Company's structures business to service complementary markets, such as fuel stations and convenience stores.
Recent Developments
2026
As referred to above, on February 2, 2026, the Company completed the acquisition of OmniMax, a leading U.S.- and Canada-based manufacturer and provider of residential roofing accessories and rainwater management systems. OmniMax will be reported as part of the Company's Residential segment.
In connection with the acquisition of OmniMax, on February 2, 2026, the Company entered into a new credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent and collateral agent, and other financial institutions from time to time party thereto. The Credit Agreement provides for (i) a senior secured revolving credit facility in an initial aggregate principal amount of up to $500 million (the "Revolving Credit Facility"), (ii) a senior secured term loan A facility in an initial aggregate principal amount of up to $650 million (the "Term Loan

A Facility") and (iii) a senior secured term loan B facility in an initial aggregate principal amount of up to $650 million (the "Term Loan B Facility"). Borrowings under the Credit Agreement were used, together with cash on hand, to fund the acquisition of OmniMax, refinance certain existing indebtedness, and pay related fees and expenses. The Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility and Term Loan A Facility mature on February 2, 2031, and the Term Loan B Facility matures on February 2, 2033. In connection with the entry into the Credit Agreement, on February 2, 2026, the Company terminated its existing credit agreement, dated as of December 8, 2022, and repaid all amounts outstanding thereunder.
On February 20, 2026, the Company sold certain assets within its Renewables business pertaining to its electrical balance of systems products. The sale of these assets generated net proceeds of approximately $70 million in cash, subject to working capital and other customary post-closing adjustments, that were applied to debt reduction. Refer to "Discontinued Operations" below for more information on the Renewables business which was classified as held for sale and reported as discontinued operations in the Company's consolidated financial statements.
2025
In 2025, the Company acquired three privately held businesses that primarily specialize in the manufacturing of metal roofing systems for an aggregate of approximately $106 million in all cash transactions, subject to customary adjustments. These businesses are reported as part of the Company's Residential segment.
In April 2025, the Company's Board of Directors authorized a new share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The new program has a duration of three years, ending April 30, 2028. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to certain restrictions under the Credit Agreement, market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion.
On February 11, 2025, the Company purchased all the outstanding stock of Lane Supply, a privately held company that designs, manufactures and installs structural canopies serving the convenience store, travel center, food retail, and quick serve restaurant markets, for $117 million in an all cash transaction. Lane Supply is reported as part of the Company's Agtech segment.
Customers and Products
The Company's customers are located primarily throughout the U.S. and Canada. One customer, a home improvement retailer which purchases from the Residential segment, represented 12%, 16% and 17% of the Company's consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. No other customer in any segment or segments accounted for more than 10% of the Company's consolidated net sales.
Residential
The Residential segment, including the newly-acquired OmniMax business, serves both the residential repair and new housing construction markets in the U.S. and Canada with products and services including roofing accessories, metal roofing products and services, rain dispersion products, roof and foundation ventilation, single point and centralized mail and package solutions, outdoor living space products (sun-shading), and other construction accessories. The Company's residential product offerings are sold through major retail home centers, building material wholesalers, building product distributors, roofing distributors, residential contractors, property management companies, manufactured housing dealers, postal services distributors and providers, and online directly to end consumers.
The Company's residential product offerings consist of roof trim coil, edging and flashing, soffits and trim, drywall corner bead, metal roofing and accessories, rain dispersion products, including gutters, downspouts and accessories, roof and foundation ventilation products and exterior retractable awnings. Each of these product offerings can be sold separately or as part of a system solution. In addition, the Company's residential product offerings consist of mail and package solutions including single mailboxes, and cluster style mail and parcel boxes for single and multi-family housing.
The Company strives to improve its product-solution offerings. With the acquisition of OmniMax, the Company will offer a broader range of products designed to meet local codes and specifications while supporting customers on a national, regional, and/or local basis. The breadth and depth of the product offering now available for customers across the U.S. and Canada creates an opportunity to better support customers and accelerate future growth. The Company's building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins and plastics. The Company's cluster box mail delivery products provide delivery cost savings for the U.S. postal service while offering secure storage for delivered mail and packages.
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
Agtech
The Agtech segment provides designs, engineers, manufactures, and constructs highly-automated controlled environmental agriculture facilities for growing fruits, vegetables, flowers, and plants; provides custom greenhouses for agricultural research and education; retail and commercial applications; and designs and builds structural canopies. Turnkey growing facilities and supporting operating systems are designed, manufactured, integrated, constructed and installed for large-scale indoor commercial growers of fruits and vegetables, plants and flowers, and agricultural research and development facilities. Large scale greenhouse facilities are unique to a particular type of plant, vegetable, flower, or fruit, and require unique structures, growing systems, and the integration of the structure and the systems.

Structural canopies are designed, manufactured and installed to serve quick-serve restaurant drive through operations, including optimal traffic flow, water and electrical management, and employee shelter while working outside the restaurant. Canopies are also designed and installed for convenience stores, travel stops, and supermarket fueling kiosks to provide necessary shelter and support brand initiatives for retail customers.
Infrastructure
The Infrastructure segment supports highway and airport runway new construction and repair projects, the fiber optic installation seal market, and distributes product solutions through commercial and transportation contractors. The Company's products include expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems. Infrastructure's products are manufactured primarily from plate, rail and structural steel along with various resin and rubber based materials. The products manufactured are highly engineered to meet local and state codes and specifications.
The Infrastructure Investment and Jobs Act ("IIJA") was approved in 2022 with a five-year mission to modernize our nation’s infrastructure by helping States fund some portion of their key infrastructure initiatives. The IIJA bill has provided confidence in project funding available to States where projects have been developed and implemented over multiple years. The Company continues to expand into adjacent markets such as bridge protection systems, high speed and traditional rail, and telecom fiber optic cable installation.
Engineering and Technical Services
All of the Company's business segments employ engineers and other technical personnel to perform a variety of key tasks which include the identification and implementation of improvements to its manufacturing process, redesign of its products for better performance, the development of new products, and identification and execution of cost reduction activities. Furthermore, in the Agtech and Infrastructure segments, drawings are approved and stamped by state licensed professional engineers as required by individual projects. Technical service personnel also work in conjunction with the Company's sales and product management teams in the new product development process to determine the types of products and services that suit the needs of customers.
Suppliers and Raw Materials
The Company's business maintains sufficient quantities of raw material inventory to support high service levels for its customers and plans its inventory level to satisfy anticipated needs of customers. The Company has implemented enterprise resource planning (ERP) systems along with a corporate-wide SIOP (Sales, Inventory, Operations Planning process) to better manage inventory, forecast customer orders, enable efficient supply chain management, and allow for timely counter-measures to changing market conditions.

The primary raw materials the Company purchases are flat-rolled, structural and plate steel, aluminum coil and extrusions. The Company purchases flat-rolled and plate steel and aluminum at regular intervals on an as-needed basis, from North American-based aluminum and steel mills, importers of steel and aluminum suppliers outside North America, and domestic service centers. Management continually evaluates improvements in the Company's purchasing practices across its facilities in order to optimize purchasing across similar commodities.
The Company purchases natural gas and electricity from suppliers in proximity to its operations.
Intellectual Property
The Company actively protects its proprietary rights by the use of trademark, copyright, and patent registrations. While the Company does not believe that any individual item of its intellectual property is material, the Company believes its trademarks, copyrights, and patents provide the Company with a competitive advantage when marketing its products to customers. The Company also believes its brands are well recognized in the markets it serves and the Company believes the brands stand for high-quality value-added manufactured products. These trademarks, copyrights, and patent registrations help the Company maintain product leadership positions for the goods it offers.
Sales and Marketing
In 2025, approximately 70% of the Company's revenues were generated from sales to retailers, wholesalers and distributors and approximately 30% from products and services that were sold directly to contractors or the end users. In 2025, approximately 40% of OmniMax's revenues were through retailers and 60% were through wholesalers and distributors. The Company's sales process regularly includes a competitive bid process through a customer product line review or specific project opportunity, and its reputation for quality and on-time delivery make the Company a preferred provider for many customers.
The Company's marketing focus is to strengthen its portfolio of brands with contractors and key decision makers while also ensuring the Company's brands reflect what the Company stands for and communicates, "We advance the art and science of making and celebrate the people that make life better."
The Company's customer relationship management systems provide aggregated market data and visibility into customer needs and requirements which should provide an opportunity to better support customers across geographic areas.
Backlog
Backlog represents the value of the total confirmed orders at a point in time for which performance obligations have not yet been satisfied. Only actual orders with signed contracts are included in the Company's backlog. This metric is useful as it reflects the committed amount the Company expects to recognize as revenue in the near-term.
While the majority of the Company's products have short lead time order cycles, the Company has aggregated approximately $280 million of backlog at December 31, 2025. The backlog primarily relates to certain business units in the Company's Agtech and Infrastructure segments. The Company believes that the performance obligations related to the majority of its backlog will be satisfied and related revenue recognized during 2026.
Competition
The Company operates in markets with several competitors participating in each of its end markets, particularly in the building accessories market, where the market is fragmented and driven mainly by contractor preferences. The Company brings to customers a broad range of high quality products, and executes with speed and industry-leading service.
Seasonality
The Company’s end markets have historically experienced seasonality with lower demand in the first and fourth quarters when outdoor construction tends to be interrupted by weather patterns. Residential and commercial construction can also be cyclical and can depend on consumer confidence, interest rates, financing, permitting, and labor availability. Furthermore, general economic forces, such as tax credits, tariffs and changes in the Company’s products and customer mix can and have shifted traditional seasonal fluctuations in revenue over the past few years.

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
Human Capital - Organization Development
The foundation for the Company's focus on organizational development is built on two fundamental beliefs:
•The Company's ability to perform and deliver shareholder value is dependent on our people, and
•Each member of the Company's team plays an important role in creating an environment where individuals are respected, valued and have opportunities to thrive.
The Company seeks to support an array of career pathways by engaging the entire organization, with areas of focus that include Health and Safety, Learning and Development, Equal Employment Opportunity, Compensation and Benefits, as well as Communication and Employee Engagement.
The Company employed approximately 2,300 employees at December 31, 2025 and seasonally engaged approximately 500 temporary agency staff during the calendar year. Approximately 5% of the Company's U.S. workforce is represented by unions through two collective bargaining agreements ("CBAs") as of December 31, 2025. One of the CBAs will expire April 30, 2027 and the other will expire March 31, 2028. After the acquisition of OmniMax, the Company employs approximately 3,300 employees predominantly in the U.S. and Canada.
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
The Company has continued to invest in a disciplined safety management and reporting process to measure and improve the safety of the work environment continuously. The Company's CEO reviews safety performance monthly, including recordable incidents, near misses, and first aid cases. Safety performance and standards are also shared quarterly enterprise-wide to complement regular proactive training.
Each of the Company's businesses has a safety team that collaborates with the Company's leaders and employees to assess risks to identify mitigating actions to prevent accidents. The Company's businesses also identify additional safety investments required for training, education, equipment, and processes as part of the Company's annual budget and capital planning procedure.
Equal Employment Opportunity
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
Discontinued Operations
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. Subsequent to classification as held for sale and as discontinued operations, the Company recognized a combined impairment loss and remeasurement adjustment of approximately $176 million before income taxes. Unless otherwise indicated, all results and information presented exclude discontinued operations disclosures.
As referred to above, on February 20, 2026, the Company sold certain assets within its Renewables business pertaining to its electrical balance-of-systems products. The remaining portion of the Renewables business is classified as held for sale and as discontinued operations. See Note 17 "Discontinued Operations" to the Company's consolidated financial statements in Part I, Item 1 of this Annual Report on Form 10-K for further information on discontinued operations.
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
The Company's principal raw materials are commodity products primarily consisting of steel and aluminum. The Company also purchases component parts such as glass for greenhouse roofing systems. As a result, the Company is exposed to changes in the price and availability of steel, aluminum, and glass. The availability and pricing of raw materials and component parts can be volatile due to a number of factors beyond the Company's control, including general economic conditions, domestic and worldwide supply and demand, labor costs and availability, competition, freight costs and transportation, import duties, tariffs, and currency exchange rates. The Company may not be successful in passing along pricing increases to its customers or in its efforts to mitigate the impact of supply chain disruptions.
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
Demand for the Company's products in its Residential segment is significantly influenced by general economic conditions and trends in consumer spending on home exteriors and living spaces, and adverse trends in, among other things, interest rates, the health of the economy, repair and remodel and new construction activity, industrial production, consumer confidence and discretionary spending and institutional funding constraints could have a material adverse effect on the Company's business.
Demand for products in the Company’s Residential segment is significantly influenced by a number of economic factors affecting its customers, including distributors, dealers, retailers, contractors, architects, builders, homeowners and institutional and commercial consumers. Demand for products in the Company’s Residential segment depends on the level of residential improvement and renovation and new construction activity, and, in particular, the amount of spending on home exteriors and living spaces. Home and commercial renovation and improvement and new construction activity are affected by, among other things, interest rates, consumer confidence and spending habits, demographic trends, housing affordability levels, unemployment rates, institutional funding constraints, industrial production levels, tariffs, actual inflation levels and uncertainty with respect to future inflation levels, recession possibility and general economic conditions.
Adverse trends in any of the foregoing factors could reduce the Company’s sales and have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company’s business would suffer if the Company does not effectively manage its manufacturing processes, including, without limitation, integrating new manufacturing facilities, adjusting production to meet demand, and achieving cost-savings initiatives.
The Company continually reviews its manufacturing operations in an effort to achieve increased manufacturing efficiencies, to integrate new technologies and to address changes in its product lines, in-market demand and acquisitions and dispositions. In particular, the Company will be reviewing its manufacturing processes in light of the acquisition of OmniMax and integration of OmniMax's manufacturing capacity. Manufacturing integrations, realignments and cost-savings programs and other changes have adversely affected, and could in the future adversely affect, the Company's operating efficiency and results of operations during the periods in which such programs are being implemented. Such programs may include the addition of manufacturing lines and the consolidation, integration and upgrading of facilities, functions, systems and procedures, including the introduction of new manufacturing technologies and product innovations. These programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. The Company’s ability to achieve cost savings or other benefits within the time frames the Company anticipates is subject to many estimates and assumptions, a number of which are subject to significant economic, competitive and other uncertainties. While the Company anticipates that enhancing these capabilities will ultimately decrease its costs, the introduction of these capabilities has required significant initial investment, and the Company cannot be certain it will realize the benefits of this initiative when anticipated or at all. If these investments and other changes are not effectively integrated into the Company’s manufacturing processes, the Company may suffer from production delays, lower efficiency and manufacturing yields, increased costs and reduced net sales.
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
A loss of sales from the Company's significant customers, whether due to a decrease in demand from the end markets the Company serves, the loss or bankruptcy of any significant customer, a decrease in the prices that the Company can realize from sales of its products to its significant customers, or a significant decrease in business from any of the Company's significant customers, could have an adverse effect on the Company's business, results of operations and cash flows. The Company's ten largest customers accounted for approximately 43%, 42%, and 46% of the Company's net sales during 2025, 2024, and 2023, respectively, with its largest customer accounting for approximately 12%, 16% and 17% of the Company's consolidated net sales during each of the years 2025, 2024, and 2023, respectively. In many cases, these customers are also significant customers of OmniMax. If the

Company loses business from one or more of these customers, the Company's business, results of operations, and cash flows would be adversely affected.
The Company encounters a high degree of competition in each of its segments and increased competition or failure to successfully compete could reduce the Company's revenue, gross profit, net income, and cash flows.
Each of the Company's segments operates in a highly competitive business environment and encounters a high degree of competition from a number of competitors. Competition is based primarily on product functionality, quality, price, raw material and inventory availability, as well as the ability to meet delivery and construction schedules dictated by customers. Additionally, the principal markets the Company participates in are characterized by new products and services, thus the Company also faces competition from the introduction of new products and services by competitors. The Company competes in its principal markets with companies of various sizes, some of which have greater scale, access to capital and other resources than the Company, and may have more established brand names and may be better able to withstand a change in conditions in the principal markets the Company serves. Increased competition could force the Company to lower its prices or to offer additional services or enhanced products at a higher cost to the Company, which could reduce the Company's gross profit, net income, and cash flow, and could cause the Company to lose market share. Further, if the Company does not have sufficient resources to invest or is otherwise unable to correctly identify customer needs and preferences, innovate and drive improvements or efficiencies in existing products, develop new products, technologies or services in the markets the Company participates in, or successfully commercialize its innovation efforts, the Company may lose market share. Even when the Company successfully innovates and develops new and enhanced products and services, the Company often incurs substantial costs in doing so, and the Company's revenue, gross profit, net income and cash flows may be impacted.
If the subcontractors the Company relies upon do not perform their contractual obligations, the Company's business, results of operations and cash flows would be adversely affected.
Some of the Company's construction contracts with customers involve subcontracts with other companies that perform a portion of the services that are integral to the end product that the Company provides to its customers. The Company depends on the quality and timeliness of work performed by its subcontractors. There is a risk the subcontractors may not perform their contractual obligations, which may subject the Company to customer concerns or disputes. Any such disputes or concerns could materially and adversely impact the Company's ability to perform the Company's obligations as the prime contractor.
The Company's ongoing and expected restructuring plans and other cost savings initiatives, including those associated with the integration of the OmniMax business, may not be as effective as the Company anticipates, and the Company may fail to realize the cost savings and increased efficiencies that the Company expects to result from these actions, which could negatively affect the Company's business, results of operations and financial condition.
The Company continually strives to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of its operations, which from time to time includes restructuring and integration activities. The Company has implemented significant restructuring and integration activities across its manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. The Company intends to continue to do so as part of its integration of the OmniMax business. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including the Company's inability to effectively eliminate duplicative back-office overhead, overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives the Company is contemplating may require consultation with various employees and consultants which may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.
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
The Company maintains customary insurance policies for businesses of its type, including property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from interruptions in the Company’s production capability or product liability claims relating to the products the Company manufactures. Consistent with market conditions in the insurance industry, premiums and deductibles for some of the Company’s insurance policies have increased in recent years, sometimes substantially, and may, in the future, increase further. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, the Company’s insurers could deny coverage for claims. If the Company were to incur a significant liability for which it was not fully insured or that its insurers disputed, the Company’s business, financial condition or results of operations could be materially adversely affected.
Future terror attacks, war, natural disasters or other catastrophic events or public health crises beyond the Company's control could negatively impact the Company's business, results of operations, and cash flows.
Terrorist activities, armed conflict, civil disturbances, natural or man-made disasters, including those that may increase in frequency or severity due to climate change, or other catastrophic events or public health crises could result in material damage to the Company's facilities, economic instability, operational disruptions, reduced production capacity, and decreased demand for the Company's products. The Company has experienced operating disruptions related to severe weather across the U.S., and from time to time, terrorist activities worldwide have caused instability in global financial markets. The Company continues to monitor the ongoing conflict between Russia and Ukraine, as well as other conflicts, including the ongoing conflicts in the Middle East, for any potential disruptions to the Company's operations. The Company could incur uninsured losses and liabilities arising from such events, and any resulting business interruptions could have an adverse effect on the Company's business, results of operations and cash flows.
Risks Related to Information Technology
The Company's business and financial performance may be adversely affected by cybersecurity attacks, information systems interruptions, equipment failures, and technology integration.
The Company relies on information technology ("IT") systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information, including sensitive data such as confidential business information and personally identifiable data relating to the Company's employees, customers and other business partners, and to manage or support a variety of critical business processes and activities, such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers, and fulfilling contractual obligations. The Company's ability to effectively manage its business depends on the security, reliability, and capacity of these IT systems. These systems, including those the Company acquires through business acquisitions, can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other unforeseen events. While the Company maintains IT measures designed to protect the Company against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, cyber-attacks are increasingly difficult to identify and prevent, and it is possible that potential vulnerabilities could go undetected for an extended period. The Company's systems are not fully redundant and the Company's disaster recovery planning may not be sufficient. Any interruptions to the Company's IT systems could disrupt the Company's operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. Security breaches can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to the Company or to the Company's employees, partners, customers, or suppliers. Furthermore, security breaches could damage customer, business partner and employee relationships and the Company's reputation and result in legal claims and proceedings, liability and penalties under data protection laws and regulations. Some of the Company's IT systems have experienced past security breaches, although they did not have a material adverse effect on the Company's operating results. There can be no assurance that future incidents will not have material adverse effects on the Company's operations or financial results.
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
The Company intends to continue pursuing acquisition opportunities consistent with the Company's business strategy. However, the Company cannot provide any assurance that the following risks involved in completing acquisitions will not occur nor adversely impact the Company's operations and financial results:
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

Risks Related to the Acquisition of OmniMax
The acquisition of OmniMax may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.
The Company may be unable to realize all of the anticipated benefits of the acquisition of OmniMax. The success of the acquisition will depend, in part, on its ability to realize the anticipated benefits of combining the Company’s residential business with the OmniMax business, including cost and revenue synergies. The anticipated benefits and synergies of the Company’s acquisition of OmniMax may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee.
Some of the assumptions that the Company has made, such as the achievement of operating synergies, may not be realized. It is possible that the integration process could result in the loss of key Company or OmniMax employees, the loss of customers, the disruption of the Company’s or OmniMax’s ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. There could be potential unknown liabilities and unforeseen expenses associated with the acquisition of OmniMax that were not discovered in the course of performing due diligence or that arise from the combination of the businesses. Specifically, the following issues, among others, must be addressed in integrating the operations of OmniMax into the Company to realize the anticipated benefits of the acquisition of OmniMax so the Company performs as expected and realizes its anticipated cost and revenue synergy opportunities:
•integrating OmniMax’s operations;
•combining the existing businesses of the Company with that of OmniMax and meeting the capital requirements of the Company following the acquisition, in a manner that permits the Company to achieve cost savings and revenue synergies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;
•integrating OmniMax’s personnel;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, providers and vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to different locations; and
•coordinating geographically dispersed organizations.
In addition, at times the attention of members of the Company’s management and resources may be focused on the integration of the OmniMax business and diverted from day-to-day business operations or other opportunities that may have been beneficial to the Company, which may disrupt the Company’s business.
The Company has incurred and will incur significant transaction and integration costs in connection with the acquisition of OmniMax.
The Company has incurred a number of non-recurring costs associated with integrating the operations of OmniMax, as well as transaction fees and other costs related to the acquisition of OmniMax. These costs and expenses include fees paid to financial, legal and accounting advisors, and other related charges.
The Company will continue to incur integration costs as there are a large number of processes, policies, procedures, operations, technologies, facilities and systems that must be integrated. Although the Company expects that the elimination of duplicative costs, strategic benefits, additional income as well as the realization of other efficiencies related to the integration of the businesses may offset incremental transaction, acquisition-related and integration costs over time, any net benefit may not be achieved in the near term or at all. While the Company assumed that certain expenses would be incurred in connection with the acquisition of OmniMax, there are many factors beyond the Company’s control that could affect the total amount or the timing of the integration and implementation expenses.
Prior to the acquisition of OmniMax, OmniMax was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.
Upon the closing of the acquisition of OmniMax, OmniMax and its subsidiaries became subsidiaries of the Company, and now need to comply with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the rules and regulations subsequently implemented by the SEC and other regulatory bodies. As a private company, OmniMax’s internal controls were not designed to be in compliance with Sarbanes-Oxley or any other public company requirements. The Company will need to ensure that OmniMax establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management. If the Company fails to create and maintain effective internal controls at OmniMax and its subsidiaries after the acquisition, the Company could report material weaknesses in the future, which would indicate that there is a reasonable possibility that the Company’s financial statements do not accurately reflect the Company’s financial condition.
The Company may not have discovered undisclosed liabilities of OmniMax, if any.
In the course of the due diligence review of OmniMax that the Company conducted prior to the acquisition of OmniMax, the Company may have been unable to quantify undisclosed liabilities of OmniMax and its subsidiaries, if any, and the Company will not be indemnified for any of these liabilities. If OmniMax has undisclosed liabilities, the Company, as a successor owner, will be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business, results of operations, financial condition and cash flows of the Company.
Acquisition accounting adjustments could adversely affect the Company’s financial results.
The Company will account for the completion of the acquisition of OmniMax using the acquisition method of accounting. The Company will allocate the total estimated purchase price to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisition of OmniMax record the excess, if any, of the purchase price over those fair values as goodwill. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
Risks Related to the Company's Indebtedness
The Company incurred substantial indebtedness in connection with the acquisition of OmniMax.
The Company incurred substantial indebtedness in connection with the acquisition of OmniMax. As of the closing of the acquisition, on a consolidated basis, the Company had approximately $1.3 billion in gross indebtedness outstanding under the Company’s Credit Agreement including (a) the Term Loan A Facility in an initial aggregate principal amount of $650 million, (b) the Term Loan B Facility in an initial aggregate principal amount of $650 million and (c) the Revolving Credit Facility in an initial aggregate commitment amount of $500 million, with the Term Loan A Facility and Term Loan B Facility fully drawn and approximately $482 million remaining available under the Revolving Credit Facility.
The Company’s high level of debt could have important consequences, including:
•making it more difficult for the Company to satisfy its obligations with respect to its debt;
•requiring the Company to dedicate a substantial portion of its cash flow from operations to the payment of interest and the repayment of the Company’s indebtedness, thereby reducing funds available to it for other purposes;
•limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements, including dividends, if and when declared by the board of directors;
•increasing the Company’s vulnerability to general adverse economic and industry conditions;

•making the Company more highly leveraged than some of its competitors, which may place its at a competitive disadvantage;
•restricting the Company from making strategic acquisitions, engaging in development activities or exploiting business opportunities;
•exposing the Company to the risk of increased interest rates as certain of the Company’s borrowings are and may in the future be at variable rates of interest;
•limiting the Company’s flexibility in planning for and reacting to changes in its industry; and
•impacting the Company’s effective tax rate.
While the Company aims to deleverage its capital structure over the next few years, the methods the Company may pursue and the timing, extent and impact of any actions in furtherance of this goal may vary and evolve and there can be no assurance the Company will be successful in its efforts to deleverage.
Servicing the Company’s debt requires a significant amount of cash, and the Company may not have sufficient cash flow from its business to pay its substantial debt.
The Company’s ability to make scheduled payments of the principal of, to pay interest on, and to refinance its debt, depends on its future performance, which is subject to economic, financial, competitive and other factors. The Company’s business may not continue to generate cash flow from operations in the future sufficient to satisfy its obligations under its current indebtedness and any future indebtedness the Company may incur and to make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company’s ability to refinance its outstanding indebtedness or future indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on its indebtedness.
The Company’s debt agreements contain restrictions that limit its flexibility in operating its business.
The Credit Agreement contains, and any other existing or future indebtedness of the Company would likely contain, covenants that impose significant operating and financial restrictions on the Company, including restrictions on the ability of the Company and its subsidiaries to, among other things:
•incur additional debt, guarantee indebtedness or issue certain preferred shares;
•pay dividends on or make distributions in respect of, or repurchase or redeem, capital stock or make other restricted payments;
•prepay, redeem or repurchase certain debt;
•make loans or certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;
•enter into certain transactions with affiliates; and
•designate the Company’s subsidiaries as unrestricted subsidiaries.
As a result of these covenants, the Company is limited in the manner in which it conducts its business, and may be unable to engage in favorable business activities or finance future operations or capital needs.
A failure to comply with the covenants under the Credit Agreement or any of the Company’s future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event of an event of default under the Credit Agreement, the lenders:
•will not be required to lend any additional amounts to the Company; or
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit.

If the Company were unable to repay those amounts, the lenders and any of the Company’s future secured lenders could proceed against the collateral granted to them to secure the indebtedness under the Credit Agreement or such other indebtedness.
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
The Company is a party in product liability, product warranty and other claims relating to the products the Company manufactured and distributed. Although the Company currently maintains what the Company believes to be suitable and adequate insurance in excess of the Company's self-insured amounts for product liability and other claims, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims could be expensive to defend and could divert the attention of the Company's management and other personnel for significant periods of time, regardless of the ultimate outcome. Claims relating to the failure of products before or after installation have resulted and may in the future result in litigation or claims by our customers or other users of the products, or in the expenditure of costs related to warranty coverage, claim settlement, litigation, or customer accommodation. Claims of this nature could also have a negative impact on customer confidence in the Company's products, the Company's brands and the Company. The Company cannot assure you that any current or future claims will not adversely affect the Company's reputation, financial condition, operating results, and cash flows.
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

The Company engages leading cybersecurity firms to assist with its security engineering and operations; provide independent evaluations of its security posture through regular assessment, penetration testing, or ethical (red- and purple-team) hacking; and to audit and provide advice on how to make its security operations and controls more effective.
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
The Company leases its principal executive office and corporate headquarters in Buffalo, New York. The Company believes that its properties are effectively utilized, well maintained, in good condition, and will be able to accommodate the Company's capacity needs to meet current levels of demand. In addition, the Company believes that its properties are located to optimize customer service, market requirements, distribution capability and freight costs. As of December 31, 2025, Gibraltar's manufacturing facilities are located in the following cities shown on the map below.

Fife, WA
Portland, OR
Missoula, MT
Boise, ID
Idaho Falls, ID
West Sacramento, CA
Salt Lake City, UT
Greely, CO
Denver, CO
Colorado Springs, CO
Pomona, CA
Manhattan, KS
Orrick, MO
Oklahoma City, OK
Arlington, TX
Dallas, TX
Athens, TX
San Antonio, TX
Appleton, WI
Hastings, MI
Kingsville, Ontario
North Baltimore, OH
Cincinnati, OH
Statesville, NC
Myrtle Beach, SC
Charleston, SC
Taylorsville, MS
Jacksonville, FL

The number, type, location and classification of the properties used by the Company's continuing operations by segment and corporate as of December 31, 2025, were as follows:

	Number and Type of Properties
	Manufacturing	Office	Total
Residential	24	1	25
Agtech	3	2	5
Infrastructure	2	—	2
Corporate	—	2	2
Total	29	5	34

	Location of Properties		Classification of Properties
	Domestic	International	Owned	Leased
Residential	25	—	6	19
Agtech	3	2	3	2
Infrastructure	2	—	2	—
Corporate	2	—	—	2
Total	32	2	11	23

Item 3.	Legal Proceedings
From time to time the Company is involved in litigation, as well as other legal proceedings in the ordinary course of the Company's business. The Company maintains liability insurance against risks arising out of the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, the Company's management, based on currently available facts, does not believe that the ultimate outcome of any pending litigation will have a material effect on the Company's consolidated financial condition, results of operations, or liquidity.
See Note 15 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “ROCK.”
As of February 24, 2026, there were approximately 29 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of beneficial owners because of the number of shares that are held through banks, brokers, and other financial institutions.
The Company did not declare any cash dividends during the years ended December 31, 2025 and 2024 and does not expect to pay any in the foreseeable future. The Company anticipates that all of cash generated by operations in the foreseeable future will be used for operations, repayment of borrowings, and to reinvest in the businesses. In addition, under the terms of the Credit Agreement, the Company is subject to restrictions on cash dividends. The Company's disclosure in Note 8 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides additional information regarding restrictions on potential capital distributions.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In April 2025, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending April 30, 2028. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to certain restrictions under the Credit Agreement, market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion.
The Company did not purchase shares during the quarter ended December 31, 2025 and the dollar value of shares that may yet be purchased under the authorized program is $200 million.

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
Company Overview
The Company is a leading manufacturer and provider of products and services for the residential, agtech, and infrastructure markets, and it operates and reports its results through three reporting segments: Residential, Agtech, and Infrastructure.
The Company serves customers primarily in the U.S. and Canada including home improvement retailers, wholesalers, distributors, contractors, institutional and commercial growers of fruits, vegetables, flowers and other plants. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of its markets.
On February 2, 2026, Gibraltar completed the acquisition of OmniMax, a leading U.S.- and Canada-based manufacturer and provider of residential roofing accessories and rainwater management systems. The Company believes that the addition of OmniMax's complementary brands, product portfolio and geographic footprint accelerates the Company's presence in its largest and most profitable business segment, creates a more optimal operating platform to serve customers and partner with suppliers, and opens new opportunities for growth with new and existing customers across the U.S. and Canada. OmniMax will be reported as part of the Company's Residential segment. The Company anticipates that, following the acquisition of OmniMax, the Residential segment will represent over 80% of the Company's total revenue with the Company being primarily focused on the residential market.
Demand for products and services in the segments and end markets the Company's businesses serve are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, tariffs, trade policies, weather patterns, the level of non-residential construction and infrastructure projects. The Company believes the key elements of its strategy outlined in Item 1. Business of this Annual Report on Form 10-K will allow the Company to respond timely to these factors.
Operating Performance Measures
The Company uses consolidated net sales, consolidated gross margin, consolidated operating margin, and operating margin by segment as key operating performance measures. Management uses these measures to evaluate operating performance, manage its business, set operational goals, and establish performance targets for incentive compensation for its employees.
The Company defines consolidated gross margin as consolidated gross profit divided by consolidated net sales. Consolidated operating margin is defined as income from continuing operations divided by consolidated net sales. Operating margin by segment is defined as income from operations for each segment divided by net sales for that segment. The Company believes that consolidated gross margin and consolidated operating margin may be useful to investors in evaluating the profitability of the Company on a consolidated basis, while operating margin by segment may be useful in evaluating the profitability of each of its segments.
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
For a discussion of the Company's results of operations for the year ended December 31, 2024 and for a comparison of such results of operations for the year ended December 31, 2023 results please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on February 19, 2025.

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2025		2024
Net sales	$1,135,501	100.0%	$1,023,359	100.0%
Cost of sales	830,310	73.1%	721,951	70.5%
Gross profit	305,191	26.9%	301,408	29.5%
Selling, general, and administrative expense	182,440	16.1%	155,734	15.3%
Intangible asset impairment	—	—%	6,000	0.6%
Income from operations	122,751	10.8%	139,674	13.6%
Interest income	(1,747)	(0.1)%	(6,171)	(0.6)%
Other income	(2,078)	(0.2)%	(25,142)	(2.5)%
Income before taxes	126,576	11.1%	170,987	16.7%
Provision for income taxes	29,020	2.5%	35,943	3.5%
Income from continuing operations	97,556	8.6%	135,044	13.2%
(Loss) income from discontinued operations	(141,944)	(12.5)%	2,296	0.2%
Net (loss) income	$(44,388)	(3.9)%	$137,340	13.4%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Impact of
	2025	2024	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Residential	$824,079	$782,519	$41,560	$65,264	$(10,379)	$(13,325)
Agtech	219,301	152,811	66,490	106,236	—	(39,746)
Infrastructure	92,121	88,029	4,092	—	—	4,092
Consolidated	$1,135,501	$1,023,359	$112,142	$171,500	$(10,379)	$(48,979)
Consolidated net sales increased from 2024 by $112.1 million, or 11.0%, to $1.1 billion for 2025 compared to 2024. The increase in revenue was driven by $171.5 million of net sales generated from the current year acquisitions along with an increase in volume in the Infrastructure segment and participation gains in the residential building accessories business. This increase was partially offset by delayed project starts in the Agtech segment, along with softness in the residential mail and package business. Consolidated backlog increased 102% to $281 million, as compared to the end of the prior year.
Net sales in the Residential segment increased 5.3%, or $41.6 million, to $824.1 million in 2025 compared to $782.5 million in 2024. The revenue of $65.3 million generated from the current year acquisitions of the three metal roofing manufacturers, along with participation gains from local market expansion in the building accessories business more than offset continued slowness in the mail and package product sales, which are driven mainly by new construction starts. Portfolio management activities in the prior year, related to the sale of the Company's residential electronic locker business, also partially offset the increase.
Net sales in the Agtech segment increased 43.5%, or $66.5 million, to $219.3 million in 2025 compared to $152.8 million in 2024. The revenue increase was largely due to $106.2 million generated from the current year acquisition of Lane Supply, which more than offset the decrease in organic sales, due in part to timing shifts in large new project starts. Backlog increased 239% year over year in this segment, including organic backlog growth of 187%.
Net sales in the Infrastructure segment increased 4.7%, or $4.1 million, to $92.1 million in 2025 compared to $88.0 million in 2024, the result of continued strong execution. Backlog decreased 4% from the prior year, though demand and quoting activity remain strong.
The Company's consolidated gross margin decreased to 26.9% for 2025 compared to 29.5% for 2024. The decrease was driven by business and product line mix, partially offset by overall continued operational efficiencies along with 80/20 initiatives.

Selling, general, and administrative ("SG&A") expenses increased by $26.7 million, or 17.1%, to $182.4 million for 2025 from $155.7 million for 2024. The $26.7 million increase was the result of incremental SG&A expense related to the businesses acquired in 2025, higher acquisition-related expenses, partially offset by lower performance-based compensation expense compared to the prior year. SG&A expense as a percentage of net sales increased to 16.1% for 2025 compared to 15.3% for 2024.
The Company recognized intangible asset impairment charges of $6.0 million in 2024 due to rebranding initiatives resulting in the discontinuation of an indefinite-lived trademark in the Agtech segment.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

	2025		2024		Total Change
Income from operations:
Residential	$137,195	16.6%	$148,784	19.0%	$(11,589)
Agtech	9,804	4.5%	11,040	7.2%	(1,236)
Infrastructure	22,042	23.9%	21,295	24.2%	747
Unallocated Corporate Expenses	(46,290)	(4.1)%	(41,445)	(4.0)%	(4,845)
Consolidated income from operations	$122,751	10.8%	$139,674	13.6%	$(16,923)
The Residential segment operating margin decreased to 16.6% in 2025 from 19.0% in 2024. The decrease in operating margin was the result of business and product mix and the impact of acquisition integration during the current year.
The Agtech segment generated an operating margin of 4.5% in 2025 compared to 7.2% in 2024. The year over year decline in operating margin was due to costs related to the acquisition of Lane Supply and the impact of lower organic volumes.
The Infrastructure segment operating margin decreased to 23.9% in 2025 compared to 24.2% in 2024. The decrease in operating margin was a result of product line mix.
Unallocated corporate expenses increased $4.8 million, or 11.7%, to $46.3 million in 2025 from $41.4 million for 2024. The increase was largely the result of higher acquisition-related expense partially offset by lower performance-based compensation expense as compared to the prior year.
The Company recorded interest income of $1.7 million for 2025, compared to $6.2 million for 2024. The decrease in interest income during the current year was the result of earnings on lower average balances on certain interest-bearing cash accounts as compared to the prior year.
The Company recorded other income of $2.1 million in 2025, compared to $25.1 million in 2024. The prior year income is primarily the result of a $25.3 million gain related to the sale of the Company's electronic locker business within its Residential segment.
The Company recognized a provision for income taxes of $29.0 million, an effective tax rate of 22.9%, for 2025, which exceeded the U.S. federal statutory rate of 21%, the result of state taxes and nondeductible permanent differences partially offset by the impact of energy-related tax credits purchased. For 2024, the Company recognized a provision for income taxes of $35.9 million, an effective tax rate of 21.0%. The effective tax rate was equal to the U.S. federal statutory rate of 21%, the result of state taxes and nondeductible permanent differences offset by a partial release of the valuation allowance previously recorded on a capital loss carryfoward that can be utilized due to the 2024 sale of the Company's electronic locker business within its Residential segment.

Liquidity and Capital Resources
Sources of Liquidity
The Company has historically financed its working capital requirements, including capital expenditures and acquisitions, through a combination of available cash, cash flows from operations, and borrowings under the Company's 2022 Credit Agreement. As disclosed above, on February 2, 2026, the Company entered into a new Credit Agreement that provides for a senior secured revolving credit facility with an initial aggregate commitment of $500 million and letters of credit in an aggregate amount of up to $100 million. The new Revolving Credit Facility matures on February 2, 2031.
The Company expects that its primary cash requirements over the next twelve months will include working capital, capital expenditures, and debt service requirements. The Company believes that cash flows from operations, together with available cash on hand and borrowing capacity under the new Revolving Credit Facility—which had approximately $482 million of availability as of February 2, 2026—will be sufficient to meet these short-term liquidity requirements. The Company currently expects to continue generating positive operating cash flows during this period and does not anticipate needing to materially increase borrowings to fund its short-term obligations.
Beyond the next twelve months, the Company's liquidity needs will primarily consist of funding ongoing capital expenditures, debt service requirements, future debt maturities and potential strategic investments. The Company expects to meet these long-term obligations through a combination of cash flows generated from operations and continued access to its Revolving Credit Facility. The Company may also evaluate additional financing alternatives, as appropriate, as appropriate, to support its long-term growth initiatives or refinance upcoming maturities. Based on current projections and market conditions, the Company believes that its existing sources of liquidity will be adequate to satisfy its long-term cash requirements.
Historically the Company's international operations have generated cash flow from operations sufficient to fund their working capital needs and capital improvements. As of December 31, 2025 and 2024, the Company's international subsidiaries held $4.4 million and $8.9 million of cash, respectively.
As disclosed below and in Note 18 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Company incurred significant indebtedness in connection with the acquisition of OmniMax. This level of indebtedness could have important consequences for the Company's business, including the risks described in Item 1A. "Risk Factors" - "Risks Related to the Company's Indebtedness."
Uses of Cash / Cash Requirements
The Company's material short-term cash requirements primarily include accounts payable, purchases of tax credits, certain employee and retiree benefit-related obligations, operating lease obligations, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. See Notes 7, 9, 14 and 16 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further detail on the Company's accrued expenses, employee and retiree benefit-related obligations, operating lease obligations and historical capital expenditures.
Credit Agreement
To further support liquidity, and in connection with closing of the acquisition of OmniMax on February 2, 2026 (the "Closing Date"), the Company entered into a new Revolving Credit Facility, as described above, and new senior secured term loan facilities in an aggregate principal amount of $1.3 billion, consisting of the Term Loan A facility in an initial aggregate principal amount of $650 million and the Term Loan B facility in an initial aggregate principal amount of $650 million. Proceeds from the term loans, together with borrowings under the revolving credit facility and cash on hand, were used to fund the acquisition of OmniMax and pay related transaction fees and expenses.
The Revolving Credit Facility and the Term Loan A Facility will mature on the fifth anniversary of the Closing Date, and the Term Loan B Facility will mature on the seventh anniversary of the Closing Date. The Term Loan A Facility requires quarterly amortization payments of 2.50% per annum for the first two years, 5.00% per annum for the next two years and 7.50% per annum for the final year, in each case of the original principal amount thereof. The Term Loan B Facility requires quarterly amortization payments of 1.00% per annum of the original principal amount thereof. The Credit Agreement also requires mandatory prepayments in connection with certain asset sales and excess cash flow, subject to certain exceptions.

Borrowings under the senior secured credit facilities bear interest, at the Company’s option, at an annual rate equal to (a) adjusted term SOFR, defined in a customary manner (“Term SOFR”) or (b) the base rate (the “Base Rate”) plus in each case an applicable rate. For the Term Loan A Facility and the Revolving Credit Facility, the applicable rate under the Credit Agreement ranges from 1.375% to 2.25% for Term SOFR loans and 0.375% to 1.25% for Base Rate loans, in each case based on the Company’s consolidated first lien net leverage ratio. For the Term Loan B Facility, the applicable rate under the Credit Agreement ranges from 1.75% to 2.25% for Term SOFR loans and 0.75% to 1.25% for Base Rate loans, in each case based on the Company’s consolidated first lien net leverage ratio. Undrawn commitment fees under the Revolving Credit Facility range from 0.175% to 0.275% based on the Company’s consolidated net leverage ratio.
The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated total net leverage ratio of 5.25:1.00, which steps down to 4.25:1.00 over time, and a minimum interest coverage ratio of 3.00:1.00, in each case measured as of the last day of each fiscal quarter, with measurement to commence on the last day of the first full fiscal quarter after the Closing Date. The maximum consolidated total net leverage ratio may be increased at the Company’s option by 0.50x in connection with certain qualifying material acquisitions.
The Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. Additionally, the Credit Agreement contains certain events of default, including relating to a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement.
Authorized Share Repurchase Program
In April 2025, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. As of December 31, 2025, the Company has not purchased any shares under this authorized program.
The program has a duration of three years and is scheduled to expire on April 30, 2028. Repurchases may be made from time to time in amounts and at prices the Company deems appropriate, subject to certain restrictions under the Credit Agreement, market conditions, applicable legal requirements, debt covenants, and other considerations. Any such repurchases may be executed through open market purchases, privately negotiated agreements, or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion.
Cash Flows
The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2025	2024
Net cash provided by (used in):
Operating activities of continuing operations	$137,107	$169,890
Investing activities of continuing operations	(256,428)	11,272
Financing activities	(63,673)	(12,189)
Discontinued operations	28,922	1,646
Effect of exchange rate changes	316	(565)
Net (decrease) increase in cash and cash equivalents	$(153,756)	$170,054
Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations for 2025 of $137.1 million consisted of income from continuing operations of $97.6 million, non-cash net charges totaling $38.6 million, which include depreciation, amortization, stock compensation, benefit of deferred income taxes and other non-cash charges, and $0.9 million of cash generated from working capital and other net operating assets, and net of effects from acquisitions, driven by the decreases in trade receivables as a result of timing of customer collections and increases in accrued expenses related to the timing and volume of advance billings and timing of other expense accruals.
Net cash provided by operating activities of continuing operations for 2024 of $169.9 million consisted of income from continuing operations of $135.1 million, non-cash net charges totaling $14.0 million, which include depreciation, amortization, intangible asset impairment, stock compensation, gain on sale of business, benefit of deferred income taxes and other non-cash charges, and $20.8 million of cash generated from working capital and other net operating assets largely due to increases in accounts payable as a result of timing of purchases and vendor payments.
Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations for 2025 was $256.4 million, primarily due to the acquisitions of Lane Supply and the three metal roofing related businesses of $210.6 million, and net capital expenditures of $46.1 million largely related to the purchases of two facilities. These investments were partially offset by a receipt of the $0.3 million final working capital settlement received in connection with the sale of the Company's electronic locker business within the Company's Residential segment in the fourth quarter of 2024.
Net cash provided by investing activities of continuing operations for 2024 of $11.3 million consisted of net proceeds of $28.1 million from the sale of the Company's electronic locker business within its Residential segment in the fourth quarter of 2024, offset by net capital expenditures of $16.8 million.
Financing Activities
Net cash used in financing activities totaled $63.7 million for 2025 primarily driven by common stock repurchases. The Company repurchased 914,679 shares for $60.0 million under the Company's prior authorized share repurchase program that ended May 2, 2025. An additional $3.9 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans. These outflows were slightly offset by $0.2 million in proceeds from the issuance of common stock resulting from stock option exercises.
Net cash used in financing activities totaled $12.2 million for 2024 driven by common stock repurchases. The Company repurchased 154,796 shares for $10.0 million under the Company's authorized share repurchase program that ended May 2, 2025. An additional $2.2 million was used to repurchase common stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
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
Accounting for the Fair Value of Assets Acquired in a Significant Business Combination
When the Company acquires a business, it allocates the purchase price to the identified assets acquired and liabilities assumed in the transaction based on their respective estimated fair values as of the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The determination of fair value requires significant management judgment and involves the use of estimates and assumptions that are inherently subjective.
The purchase price allocation process requires judgment in both identifying and characterizing the acquired assets and liabilities and in estimating their respective fair values. These judgments are significant because acquired assets with finite lives, such as certain identified intangible assets, are amortized over their estimated useful lives, whereas goodwill is not amortized but is subject to annual impairment testing, or more frequently if indicators of impairment arise.
The most subjective estimates in determining the fair value of assets acquired in a significant business combination relate to the valuation of long‑lived assets, particularly identified intangible assets. Management uses all available information to estimate fair values and engages independent valuation specialists to assist in valuing identified intangible assets. The fair values of these intangible assets are primarily determined using income‑based valuation techniques, including the multi‑period excess earnings method for customer relationships and backlog and the relief‑from‑royalty method for trademarks.
Significant assumptions used in these valuation models include discount rates, customer attrition rates, projected revenue growth rates, operating profit margins, adjusted for non-cash items such as depreciation and amortization. These assumptions are forward‑looking and reflect management’s expectations regarding future economic and market conditions. Actual results may differ from these estimates, and changes in key assumptions could result in material differences in the estimated fair values of the acquired assets, which could impact future amortization expense and the amount of goodwill recorded or subsequently assessed for impairment.
Recent Accounting Pronouncements
For additional information regarding recently issued accounting pronouncements, see Note 1 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and international operations.
Raw Material Pricing Risk
The Company is exposed to market risk related to volatility in the price of the Company's principal raw materials of steel and aluminum, which are cyclical in nature and have been historically volatile. The Company generally manages exposure to commodity price fluctuations by aligning of the Company's materials costs with customer pricing, including passing increases in raw material costs through to customers when possible, and by maintaining inventory levels consistent with the Company's production requirements.
The Company may experience unfavorable cost-price alignment if increases in these raw material costs cannot be partially or fully passed on to customers, or if the timing of price increases lags behind the raw material cost increases. The Company cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on the Company's 2025 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices the Company offers to customers. The impact to the Company's operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact the Company's ability to pass commodity costs to customers.
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
The Company's available variable rate debt consisted of the revolving credit facility under the Company's 2022 Credit Agreement, of which there was no outstanding indebtedness as of December 31, 2025. During the year ended December 31, 2025, borrowings on the revolving credit facility were outstanding for approximately 30 days in April and early May, with daily outstanding balances ranging from $1.5 million to $16.0 million. No other debt outstanding as of and during the year ended December 31, 2025.
Borrowings under the 2022 Credit Agreement's revolving credit facility bear interest, at the Company's option, at a rate equal to an additional margin plus (a) a base rate, (b) a daily simple SOFR rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign current rate. A hypothetical 1% increase or decrease in interest rates would not have had a material effect on the Company's financial position, results of operations or cash flows.
Foreign Exchange Risk
The Company is exposed to foreign exchange risk as a result of the Company's international operations, primarily in Canada, and through sales to and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect the Company's financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities.
The Company cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on the Company's 2025 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to foreign customers.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gibraltar Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Lane Supply, Inc. business combination - valuation of customer relationship intangible assets
Description of the Matter
As described in Note 5 to the consolidated financial statements, on February 11, 2025, the Company purchased all the outstanding stock of Lane Supply Inc. (Lane Supply) for purchase consideration of approximately $118.0 million. The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition.

Auditing the Company’s accounting for its acquisition of Lane Supply was complex and highly subjective due to the significant estimation uncertainty in determining the fair value of the acquired identified intangible assets of $66.9 million, notably the acquired customer relationships with estimated acquisition-date fair values of $56.6 million.

The Company used the multi-period excess earnings method to value the acquired customer relationship intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to certain of the key assumptions included in the valuation, notably for forecasted revenue growth rates, EBITDA margins, and applicable discount rate used in the valuation of the acquired customer relationships. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement relating to the estimation of the acquisition-date fair value of the customer relationships. For example, we tested controls over management’s review of the valuation methodologies and key assumptions used therein to estimate fair value, as well as management’s controls over the completeness and accuracy of the information within the valuation models.

To test the estimated fair value of the acquired customer relationships, our audit procedures included, among others, evaluating the appropriateness of the valuation methodology used, evaluating the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the forecasted revenue and EBITDA margins, we compared the assumptions to current industry and economic trends, and the historic financial performance of the acquired business. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationship intangible asset that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies used to estimate the fair value of the customer relationships and to test certain significant assumptions, including the discount rate, which included a comparison of the selected rates to benchmark data.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2005.

Buffalo, New York

February 26, 2026

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$1,135,501	$1,023,359	$1,046,998
Cost of sales	830,310	721,951	765,144
Gross profit	305,191	301,408	281,854
Selling, general, and administrative expense	182,440	155,734	158,085
Intangible asset impairment	—	6,000	3,200
Operating income	122,751	139,674	120,569
Interest (income) expense, net	(1,747)	(6,171)	1,958
Other income, net	(2,078)	(25,142)	(5,029)
Income before taxes from continuing operations	126,576	170,987	123,640
Provision for income taxes	29,020	35,943	32,247
Income from continuing operations	97,556	135,044	91,393
Discontinued operations:
(Loss) income before taxes from discontinued operations	(192,352)	2,938	25,352
(Benefit of) provision for income taxes from discontinued operations	(50,408)	642	6,212
(Loss) income from discontinued operations	(141,944)	2,296	19,140
Net (loss) income	$(44,388)	$137,340	$110,533

Net earnings per share – Basic:
Income from continuing operations	$3.27	$4.42	$2.98
(Loss) income from discontinued operations	(4.75)	0.08	0.63
Net (loss) income	$(1.48)	$4.50	$3.61
Weighted average shares outstanding – Basic	29,875	30,538	30,626
Net earnings per share – Diluted:
Income from continuing operations	$3.25	$4.39	$2.97
(Loss) income from discontinued operations	(4.73)	0.07	0.62
Net (loss) income	$(1.48)	$4.46	$3.59
Weighted average shares outstanding – Diluted	29,984	30,769	30,785
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(44,388)	$137,340	$110,533
Other comprehensive income (loss):
Foreign currency translation adjustment	1,643	(3,212)	1,318
Total comprehensive (loss) income	$(42,745)	$134,128	$111,851
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$115,724	$269,480
Trade receivables, net of allowance of $2,558 and $1,793, respectively	120,327	114,898
Costs in excess of billings, net	26,799	18,817
Inventories, net	116,770	93,271
Prepaid expenses and other current assets	56,904	22,326
Assets of discontinued operations	192,362	132,540
Total current assets	628,886	651,332
Property, plant, and equipment, net	130,456	87,079
Operating lease assets	55,355	41,558
Goodwill	415,032	323,189
Customer relationships, net	109,092	29,348
Other intangibles, net	34,464	26,072
Other assets	20,318	1,936
Assets of discontinued operations	—	258,896
	$1,393,603	$1,419,410
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$108,216	$90,705
Accrued expenses	155,807	65,905
Billings in excess of costs	8,879	14,769
Liabilities of discontinued operations	93,120	83,483
Total current liabilities	366,022	254,862
Deferred income taxes	5,116	56,655
Non-current operating lease liabilities	46,199	33,391
Other non-current liabilities	25,868	24,734
Liabilities of discontinued operations	—	1,734
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,482 and 34,313 shares issued and outstanding, respectively	345	343
Additional paid-in capital	353,018	343,583
Retained earnings	831,463	875,851
Accumulated other comprehensive loss	(3,683)	(5,326)
Treasury stock, at cost; 4,935 and 3,960 shares, respectively	(230,745)	(166,417)
Total stockholders’ equity	950,398	1,048,034
	$1,393,603	$1,419,410
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(44,388)	$137,340	$110,533
(Loss) income from discontinued operations	(141,944)	2,296	19,140
Income from continuing operations	97,556	135,044	91,393
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	29,849	19,120	18,707
Intangible asset impairment	—	6,000	3,200
Stock compensation expense	8,339	10,045	8,868
Gain on sale of business	—	(25,265)	—
(Benefit of) provision for deferred income taxes	(1,971)	(276)	11,624
Other, net	2,365	4,422	10,186
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	12,210	(2,731)	400
Inventories	(4,933)	1,828	41,427
Other current assets and other assets	516	(6,634)	408
Accounts payable	7,197	28,419	(16,412)
Accrued expenses and other non-current liabilities	(14,021)	(82)	9,905
Net cash provided by operating activities of continuing operations	137,107	169,890	179,706
Net cash provided by operating activities of discontinued operations	29,894	4,374	38,770
Net cash provided by operating activities	167,001	174,264	218,476
Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(46,130)	(16,852)	(12,850)
Acquisitions, net of cash acquired	(210,650)	—	(9,863)
Net proceeds from sale of business	352	28,124	—
Net cash (used in) provided by investing activities of continuing operations	(256,428)	11,272	(22,713)
Net cash (used in) provided by investing activities of discontinued operations	(972)	(2,728)	6,991
Net cash (used in) provided by investing activities	(257,400)	8,544	(15,722)
Cash Flows from Financing Activities
Long-term debt payments	—	—	(141,000)
Proceeds from long-term debt	—	—	50,000
Purchase of common stock at market prices	(63,871)	(12,189)	(29,329)
Net proceeds from issuance of common stock	198	—	—
Net cash used in financing activities	(63,673)	(12,189)	(120,329)
Effect of exchange rate changes on cash	316	(565)	(607)
Net (decrease) increase in cash and cash equivalents	(153,756)	170,054	81,818
Cash and cash equivalents at beginning of year	269,480	99,426	17,608
Cash and cash equivalents at end of year	$115,724	$269,480	$99,426
Supplemental disclosure of cash flow information
Cash paid for interest	$1,209	$1,050	$3,553
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	110,533	—	—	—	110,533
Foreign currency translation adjustment	—	—	—	—	1,318	—	—	1,318
Stock compensation expense	—	—	9,750	—	—	—	—	9,750
Net settlement of restricted stock units	151	2	(2)	—	—	58	(3,362)	(3,362)
Awards of common stock	8	—	—	—	—	—	—	—
Excise tax on repurchase of common shares	—	—	—	—	—	—	(159)	(159)
Common stock repurchased under stock repurchase program	—	—	—	—	—	521	(25,181)	(25,181)
Balance at December 31, 2023	34,219	342	332,621	738,511	(2,114)	3,778	(154,362)	914,998
Net income	—	—	—	137,340	—	—	—	137,340
Foreign currency translation adjustment	—	—	—	—	(3,212)	—	—	(3,212)
Stock compensation expense	—	—	10,963	—	—	—	—	10,963
Net settlement of restricted stock units	86	1	(1)	—	—	27	(2,035)	(2,035)
Awards of common stock	8	—	—	—	—	—	—	—
Excise tax on repurchase of common shares	—	—	—	—	—	—	(34)	(34)
Common stock repurchased under stock repurchase program	—	—	—	—	—	155	(9,986)	(9,986)
Balance at December 31, 2024	34,313	343	343,583	875,851	(5,326)	3,960	(166,417)	1,048,034
Net loss	—	—	—	(44,388)	—	—	—	(44,388)
Foreign currency translation adjustment	—	—	—	—	1,643	—	—	1,643
Stock compensation expense	—	—	9,239	—	—	—	—	9,239
Net settlement of restricted stock units	151	2	(2)	—	—	60	(3,846)	(3,846)
Awards of common stock	13	—	—	—	—	—	—	—
Stock options exercised	5	—	198	—	—	—	—	198
Excise tax on repurchase of common shares	—	—	—	—	—	—	(482)	(482)
Common stock repurchased under stock repurchase program	—	—	—	—	—	915	(60,000)	(60,000)
Balance at December 31, 2025	34,482	$345	$353,018	$831,463	$(3,683)	4,935	$(230,745)	$950,398
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
Discontinued Operations
In June 2025, the Company committed to a plan to sell its Renewables business, which was the sole business in the Renewables segment, which represents a strategic shift that has a significant effect on the Company's operations and financial results, and as such, qualifies for reporting as discontinued operations. The Renewables business results of operations for the periods presented are reflected in the Company's consolidated statements of operations and consolidated statements of cash flows as discontinued operations. Additionally, refer to Note 17 "Discontinued Operations" for information regarding the assets and liabilities of the Renewables business that have been classified as assets and liabilities of discontinued operations in the Company's consolidated balance sheets for the periods presented.
Unless otherwise indicated, the consolidated financial statements disclosures and related information disclosed herein relate to the Company's continuing operations, which exclude its Renewables business, and the Company has recast prior period amounts to reflect discontinued operations.
Reclassification
The Company has presented "Customer relationships, net" as a separate line item on its consolidated balance sheet as of December 31, 2024 to conform with current year presentation. Historically, this amount was included within "Acquired intangibles." This reclassification represents a change in the level of disaggregation of intangible assets and does not reflect a change in accounting principle. The reclassification had no impact on the Company's total intangible assets, net income, earnings per share, cash flows, segment reporting or financial position.
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
Segment Reporting
The Company has three reportable segments: Residential, Agtech and Infrastructure. Refer to Note 16 "Segment Information" for further disclosure regarding the Company's reportable segments.
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
Contract assets and contract liabilities
Contract assets primarily represent revenue recognized for performance obligations that have been satisfied but for which amounts receivable have not been billed. Contract liabilities include payments received from customers in advance of the satisfaction of performance obligations for a contract. The Company does not consider contract advances to be significant financing components as the intent of these payments in advance are for reasons other than providing a significant financing benefit and are customary in the Company's industry. Unearned revenue represents payments received in advance of performance under a contract that is satisfied at a point in time.
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

The following table provides a roll-forward of the allowance for expected credit losses for the years ended December 31 (in thousands):

	2025	2024	2023
Beginning balance	$1,793	$1,566	$2,180
Bad debt expense, net of recoveries	1,085	396	413
Accounts written off against allowance and other adjustments	(320)	(169)	(1,027)
Ending balance	$2,558	$1,793	$1,566
Concentrations of credit risk related to trade receivables are limited to those from significant customers that the Company believes are financially sound. As of December 31, 2025 and 2024, the Company's most significant customer is a home improvement retailer. The home improvement retailer purchases from the Residential segment. Trade receivables as a percentage of trade receivables of continuing operations from the home improvement retailer were 20% and 23% as of December 31, 2025 and 2024, respectively. Net sales to the home improvement retailer as a percentage of net sales from continuing operations were 12%, 16%, and 17% during the years ended December 31, 2025, 2024 and 2023, respectively.
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
The table below sets forth the depreciation expense recognized during the years ended December 31 (in thousands):

	2025	2024	2023
Depreciation expense	$14,574	$12,783	$12,526
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
Goodwill and Intangible Assets
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
The Company may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for some or all of the Company's selected reporting units. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of the Company's reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired, and a loss measured by the excess of the carrying value of the reporting unit over the fair value of the reporting unit must be recorded. The fair value of reporting units evaluated under the quantitative test are determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital based upon the capital structure of market participants in the Company’s peer groups, projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.
The Company also tests its indefinite-lived intangible assets for impairment on an annual basis as of October 31, or more frequently if an event occurs, or circumstances change, that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying value. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief-from-royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. Acquired identifiable intangible assets are recorded at cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives. Refer to Note 6 "Goodwill and Intangible Assets" for additional disclosures regarding the Company's goodwill and intangible assets.
Impairment of Long-Lived Assets
Long-lived assets, including acquired identifiable intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. Refer to Note 6 "Goodwill and Intangible Assets" and Note 11 "Exit Activity Costs and Asset Impairments" for additional disclosure on impairment of the Company's long-lived assets.
Leases
The Company determines if an agreement is, or contains, a lease at the inception of the agreement. At lease commencement, the Company recognizes a right-of-use asset and a lease liability for leases with terms greater than twelve months. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's consolidated balance sheets. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company combines lease and non-lease components, such as common area maintenance costs, in calculating the related asset and lease liabilities for all underlying asset groups. Operating lease cost is included in income from continuing operations and includes short-term leases and variable lease costs which are immaterial. Current operating lease liabilities are represented within accrued expenses on the Company's consolidated balance sheets.
Advertising
The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2025, 2024 and 2023, advertising and marketing costs were $6.7 million, $9.1 million, and $8.8 million, respectively.
Foreign Currency Translation and Transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the respective balance sheet date. Translation adjustments resulting from fluctuations in exchanged rates are recorded as a separate component of Accumulated Other Comprehensive Loss. The results of operations of the Company's foreign subsidiaries are translated at the average exchange rates prevailing during the respective periods. Gains and losses resulting from foreign currency transactions are included in net earnings.
Defined Benefit Pension and Other Postretirement Plans
The Company has a 401(k) plan in which all employees of U.S. subsidiaries are eligible to participate. For the years ended December 31, 2025, 2024 and 2023, total expense for the 401(k) plan was $3.1 million, $3.3 million, and $3.1 million, respectively.
The Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers union-represented employees. The Company's one multiemployer plan is underfunded and has a rehabilitation plan in place. The rehabilitation plan requires minimum contributions from the Company. Given the status of this plan, it is reasonably possible that future contributions to the plan will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2025.
The Company has an unfunded postretirement healthcare plan which provides health insurance to certain retired employees and their spouses. This plan has been frozen, no current employees participate and no additional participants will be added to the plan in the future. The Company's postretirement health care costs adjustments are reclassified when realized from accumulated other comprehensive loss to other expense in the Company's consolidated statements of operations.
Income Taxes
The provision for income taxes is determined using the asset and liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets when uncertainty exists regarding their realization. Refer to Note 12 "Income Taxes" for additional disclosure on the Company's income taxes.
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
Recent Accounting Pronouncements
The Company evaluated all recently issued Financial Accounting Standards Board ("FASB") Accounting Standard Updates ("ASU"), including those that are currently effective in or after 2025, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company, with the exception of the following adopted and not yet adopted recent accounting principles:

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
The Company adopted this ASU and applied its disclosures retrospectively. As a result, the Company has included the updated income tax disclosures for the year ended December 31, 2025, 2024 and 2023. The adoption of this ASU affected only the Company's income tax disclosure included in Note 12 "Income Taxes" and did not have a material impact on the Company's results of operations, cash flows, or financial condition.

Recent Accounting Pronouncements Not Yet Adopted

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

ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements	In December 2025, the FASB issued ASU No. 2025-11, which clarifies the applicability of interim reporting guidance. The update establishes a comprehensive list of interim disclosures in Topic 270 that are required in interim financial statements and the accompanying notes. It also incorporates a disclosure principle requiring entities to disclose, in interim periods, events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The guidance does not change the fundamental nature or expand or reduce the disclosure requirements of interim reporting.	The amendments in ASU 2025-11 are effective for the Company beginning with its first interim reporting period after December 15, 2027. Early adoption is permitted, and the amendments can be applied either prospectively or retrospectively. The Company is currently evaluating the impact the adoption of this update may have on its disclosures and does not expect the ASU to have a material impact to the Company's results of operations, cash flows, and financial condition. The Company's planned date of adoption of the amendments in its interim financial statements for reporting period ending March 31, 2028.

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
As of December 31, 2025, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Additionally, as of December 31, 2025 and 2024, there were no assets recognized related to incremental costs of obtaining a contract with a customer as the benefits of these costs are not expected to exceed one year.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue at December 31, 2025 and 2024 was $1.4 million and $0.7 million, respectively.
The Company recognized revenue of $13.7 million, $15.4 million, and $15.0 million during the years ended December 31, 2025, 2024, and 2023, respectively, that was included in the contract liabilities balance of $15.4 million, $17.3 million, and $17.8 million at December 31, 2024, 2023 and 2022, respectively.
The increase in costs in excess of billings from December 31, 2024 was primarily due to the acquisition of Lane Supply, Inc. in 2025. The decrease in billings in excess of costs from December 31, 2024 was primarily due to timing and decrease in the number of contracts under which the Company has billed customers in advance of the satisfaction of performance obligations in the Agtech segment near the end of 2025.
During the years ended December 31, 2025, 2024, and 2023, the Company revised certain total costs expected to be incurred to complete estimates for contracts with customers whose performance obligations are satisfied over time, based on updated information and the Company’s regular contract reviews. The impact of these changes in estimates were not material to the Company’s consolidated financial statements, and there were no changes in estimates related to any individual contract that materially impacted the Company’s consolidated financial statements.

(3) INVENTORIES, NET
Inventories, net of reserves, consisted of the following at December 31 (in thousands):

	2025	2024
Raw material	$68,528	$48,019
Work-in-process	3,656	4,195
Finished goods	44,586	41,057
Inventories, net	$116,770	$93,271
Reserve for excess, obsolete and slow moving inventory as of December 31, 2025 and 2024 was $4.4 million and $3.0 million, respectively.

(4) PROPERTY, PLANT, AND EQUIPMENT, NET
Components of property, plant, and equipment consisted of the following at December 31 (in thousands):

	2025	2024
Land and land improvements	$8,194	$4,474
Building and improvements	64,059	42,304
Machinery and equipment	218,414	209,709
Construction in progress	20,100	14,001
Property, plant, and equipment, gross	310,767	270,488
Less: accumulated depreciation	(180,311)	(183,409)
Property, plant, and equipment, net	$130,456	$87,079

(5) ACQUISITIONS AND DIVESTITURES
2025 Acquisitions
During the year ended December 31, 2025, the Company acquired four businesses in separate transactions. One acquired business is included within the Company's Agtech segment and the other three acquired businesses are included in the Company's Residential segment.
On February 11, 2025, the Company purchased all the outstanding stock of Lane Supply, Inc. ("Lane Supply"), a privately held company that designs, manufactures and installs structural canopies serving the convenience store, travel center, food retail, and quick serve restaurant markets. The results of Lane Supply have been included in the Company's consolidated financial results since the date of acquisition within the Company's Agtech segment. The purchase consideration for this acquisition was $118.0 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement, and was funded with cash on hand.
On March 31, 2025, the Company acquired two privately held businesses within its Residential segment that primarily specialize in the manufacturing of metal roofing systems, along with metal wall panels, siding and trim products. The Company purchased all the outstanding stock of one of the businesses and substantially all of the assets of the other business for a combined preliminary purchase consideration of $92.9 million, which includes preliminary working capital adjustments and certain other adjustments provided for in the purchase agreements. A portion of the purchase consideration was funded with cash on hand, with the remaining portion payable in 2026. The Company recorded an acquisition payable included in accrued expenses of $11.3 million as of December 31, 2025 to reflect this obligation.
On July 31, 2025, the Company purchased substantially all the assets of another privately held business within its Residential segment that primarily specializes in the manufacturing of metal roofing systems and roofing accessories. The preliminary purchase consideration for this acquisition was $16.0 million, which includes preliminary working capital adjustments and certain other adjustments provided for in the asset purchase agreement, and was funded with cash on hand.
The purchase price for these acquisitions were preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisitions. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisitions. Goodwill recognized in these acquisitions are primarily attributable to factors such as future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in domestic agtech structures and metal roofing markets, respectively. Due to the timing of certain adjustments provided for in the purchase agreements as described above related to the acquisitions of the privately held metal roofing businesses, the Company is still collecting information necessary to finalize the purchase considerations. Accordingly, the amounts recorded are provisional and may change if additional information is obtained regarding facts and circumstances that existed as of the acquisition dates and that would have affected the measurement of the amounts recognized at those dates. Since the respective acquisition dates of the privately held businesses, the Company has recorded measurement-period adjustments, including adjustments as a result of new information obtained about facts and circumstances that existed as of the respective acquisition dates and included an increase of $18.9 million to acquired intangible assets and a corresponding decrease to goodwill. The impact of this adjustment, and other measurement-period adjustments, which would have been recognized in previous periods if the provisional amounts had been finalized as of the respective acquisition dates, have not materially impacted the Company's consolidated statements of operations. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of the acquisitions. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant, and equipment and acquired intangible assets.
For the acquisition of Lane Supply, the excess consideration was recorded as goodwill and approximated $38.3 million, none of which is deductible for tax purposes.
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
For the acquisition of the two metal roofing businesses acquired on March 31, 2025, the preliminary excess consideration was recorded as goodwill and approximated $43.8 million, all of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2026.
For the acquisition of the metal roofing business acquired on July 31, 2025, the preliminary excess consideration was recorded as goodwill and approximated $8.8 million, all of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the third quarter of fiscal year 2026.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed in the acquisitions of the three metal roofing businesses is as follows as of the respective date of the acquisitions (in thousands):

Cash	$2,241
Working capital	10,118
Property, plant and equipment	5,094
Acquired intangible assets	36,710
Other assets	10,628
Other liabilities	(8,514)
Goodwill	52,577
Fair value of purchase consideration	$108,854

The intangible assets acquired in the three metal roofing business acquisitions consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$4,250	5 -11 years
Customer relationships	32,460	9 - 12 years
Total	$36,710
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
Since their respective acquisition dates through December 31, 2025, Lane Supply and the three privately held businesses contributed approximately $171.5 million in net sales and $14.5 million in operating income.
Pro Forma Information (Unaudited)
As the Company acquired the following businesses during the year ended December 31, 2025, the following periods are not included in the Company's consolidated statements of operations by acquisition as follows:

Acquisition	Date Acquired	Period Not Included:
		From	To
Lane Supply	February 11, 2025	January 1, 2025	February 10, 2025
Privately held metal roofing businesses	March 31, 2025	January 1, 2025	March 30, 2025
Privately held metal roofing business	July 31, 2025	January 1, 2025	July 30, 2025
The following unaudited pro forma financial information represents a summary of the consolidated results of continuing operations of the Company, assuming these acquisitions had been completed on January 1, 2024 for the years ended December 31 (in thousands):

	2025	2024
Net sales	$1,164,020	$1,219,058
Operating income	$129,633	$158,616
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
Acquisition-related Costs
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

	2025	2024	2023
Cost of sales	$—	$—	$12
Selling, general and administrative costs	13,869	491	253
Total acquisition related costs	$13,869	$491	$265
The costs incurred during the year ended December 31, 2025 include $9.6 million related to an acquisition completed on February 2, 2026. Refer to Note 18 "Subsequent Events" for additional information related to this acquisition.
2024 Divestiture
On December 17, 2024, the Company sold its electronic locker business within its Residential segment to a third party. The $28.1 million net proceeds from the sale resulted in a pre-tax net gain of $25.3 million and has been presented within other (income) expense in the consolidated statements of operations. This divestiture did not meet the criteria to be recorded as a discontinued operation, nor did it have a major effect on the Company's operations.

(6) GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the goodwill attributable to the Company's reporting units for the periods presented (in thousands):

	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2023	$213,576	$83,899	$31,678	$329,153
Other changes (1)	(4,406)	(1,558)	—	(5,964)
Balance at December 31, 2024	209,170	82,341	31,678	323,189
Acquired goodwill	52,577	38,281	—	90,858
Other changes (1)	—	985	—	985
Balance at December 31, 2025	$261,747	$121,607	$31,678	$415,032
(1) Other changes in the carrying amounts of goodwill includes adjustment to foreign currency translation in 2025 and 2024 within Agtech, and an adjustment to prior year acquisition and sale of business in 2024 within Residential.
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of December 31, 2025 and 2024. No goodwill impairment charges were recognized during the years ended December 31, 2025, 2024, and 2023.
Annual and Interim Impairment Testing
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. In 2025, 2024, and 2023, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.
The Company conducted its annual goodwill impairment test for its six reporting units as of October 31, 2025. A qualitative analysis was conducted for all six reporting units. The qualitative impairment test consists of comparing the fair value of a reporting unit with its carrying value including goodwill. For additional disclosure of the Company's assessment approach, refer to Note 1 "Summary of Significant Accounting Policies".
As a result of the Company's annual testing for 2025, 2024, and 2023, none of the reporting units with goodwill as of the testing date had carrying values in excess of their fair values.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$19,570	$—	$19,570	$—
Finite-lived intangible assets:
Trademarks	13,300	2,253	2,250	1,473
Unpatented technology	26,698	22,851	26,569	20,919
Customer relationships	139,835	30,743	50,650	21,302
Non-compete agreements	500	500	709	634
Backlog	3,500	3,500	—	—
	183,833	59,847	80,178	44,328
Total intangible assets	$203,403	$59,847	$99,748	$44,328
The following table summarizes intangible asset impairment for the years ended December 31 (in thousands):

	2025	2024	2023
Indefinite-lived trademarks (1)	$—	$6,000	$3,200
(1) Rebranding initiatives that resulted in the discontinuation of certain indefinite-lived trademarks in the Agtech segment in 2024 and 2023.

The Company recognized amortization expense related to the definite-lived intangible assets. The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2025	2024	2023
Amortization expense	$15,275	$6,337	$6,181
Amortization expense related to intangible assets is estimated as follows for the next five years ended December 31 (in thousands):

	2026	2027	2028	2029	2030
Amortization expense	$13,018	$12,387	$12,147	$12,085	$11,045

(7) ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	2025	2024
Compensation	$14,905	$18,369
Customer rebates	19,658	18,066
Current operating lease liability	11,480	9,723
Insurance	5,729	5,773
Interest and taxes	1,775	3,058
Tax credits	79,478	3,494
Other	22,782	7,422
Total accrued expenses	$155,807	$65,905
Compensation includes salaries, benefits, and short-term or current portions of incentives and bonuses. Insurance is primarily for general liability, workers’ compensation and employee healthcare policies for which the Company is self-insured up to certain per-occurrence and aggregate limits.
Refer to Note 12 "Income Taxes" for information regarding tax credits.

(8) DEBT
The Company had no outstanding debt as of December 31, 2025 and 2024.
2022 Credit Agreement
On December 8, 2022, the Company entered into a credit agreement (the "2022 Credit Agreement") which provided for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. Refer to Note 18 "Subsequent Events" for information regarding the termination of the 2022 Credit Agreement and the new credit agreement the Company entered into on February 2, 2026.
The following table sets forth the Company's availability on the revolving credit facility as of December 31 (in thousands):

	2025	2024
Total revolving credit facility	$400,000	$400,000
Less: standby letters of credit issued to third parties	(6,207)	(4,931)
Availability on revolving credit facility	$393,793	$395,069
Prior to February 2, 2026, the Company could have requested additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the 2022 Credit Agreement. The 2022 Credit Agreement contained two financial covenants. As of December 31, 2025, the Company was in compliance with all financial covenants.
Borrowings under the 2022 Credit Agreement bore interest, at the Company’s option, at a rate equal to the applicable margin plus (a) a base rate, (b) a daily simple secured overnight financing rate ("SOFR") rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign currency rate, in each case subject to a 0% floor. The 2022 Credit Agreement included an applicable margin which ranges from 0.125% to 1.00% for base rate loans and from 1.125% to 2.00% for SOFR and alternative currency loans based on the Company’s Total Net Leverage Ratio, as defined in the 2022 Credit Agreement. In addition, the 2022 Credit Agreement was subject to an annual commitment fee, payable quarterly, which ranged between 0.20% and 0.25% of the daily average undrawn balance of the revolving credit facility based on the Company’s Total Net Leverage Ratio.
Borrowings under the 2022 Credit Agreement were secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. Capital distributions were subject to certain Total Net Leverage Ratio requirements and capped by an annual aggregate limit under the 2022 Credit Agreement.

(9) EQUITY-BASED COMPENSATION
The Company awards equity-based compensation to employees and non-employee directors, which is recognized in the consolidated statements of operations based on the grant-date fair value of the award. The Company uses the straight-line method for recording compensation expense over a vesting period generally up to four years with either graded or cliff vesting. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period reduced by the expense on unvested awards forfeited during the period.
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
At December 31, 2025, approximately 490,000 shares were available for issuance under the Amended 2018 Plan as incentive stock options or other stock awards, and approximately 60,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.
The compensation cost for employee and non-employee director equity-based compensation plans for all current and prior year awards granted along with the related tax benefits recognized within continuing operations were as follows during the years ended December 31 (in thousands):

	2025	2024	2023
Total stock compensation expense	$8,339	$10,045	$8,868
Tax benefits recognized related to stock compensation expense	$1,912	$2,125	$2,306
Equity Based Awards - Settled in Stock
The following table provides the number of stock units and common stock granted, along with the weighted-average grant-date fair value of each award, during the years ended December 31:

	2025		2024		2023
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	2,172	$52.95	3,340	$68.86	6,351	$54.33
Common stock	13,032	$52.95	7,564	$68.64	8,468	$54.33
Restricted stock units	101,003	$62.72	82,930	$71.77	99,820	$61.93
Performance stock units (1)	144,940	$62.05	60,765	$77.28	85,323	$53.22
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance.

Stock Units and Common Stock
The following table summarizes stock units and common stock activity during 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Common Stock	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value	Deferred Stock Units (2)	Weighted Average Grant Date Fair Value
Balance, at January 1	232,340	$57.78	—	$—	263,597	$57.62	34,490	$53.06
Granted	101,003	$62.72	13,032	$52.95	144,940	$62.05	2,172	$52.95
Adjustments (1)	—	$—	—	$—	(33,420)	$77.28	—	$—
Vested	(100,985)	$49.71	(13,032)	$52.95	(47,836)	$47.00	(2,223)	$36.47
Forfeited	(8,950)	$63.92	—	$—	(9,000)	$58.04	—	$—
Balance, at December 31	223,408	$63.42	—	$—	318,281	$59.16	34,439	$54.12
(1) Adjustments during the first quarter of 2025 for PSUs granted in 2024 to reflect 45.0% of the target amount granted based on the Company's actual ROIC compared to ROIC target for the performance period ended December 31, 2024.
(2) Vested and issuable upon termination from service as a member of the Company's Board of Directors.
The fair value of the restricted stock units, common stock, performance stock units with a financial performance condition, and deferred stock units granted during the three years ended December 31, 2025 was based on the Company's stock price at grant date of the award.
The following table sets forth the aggregate fair value of restricted stock units, common stock, performance stock units with a financial performance condition, and deferred stock units that vested during the years ended December 31 (in thousands):

	2025	2024	2023
Aggregate fair value of vested restricted stock units	$6,328	$4,626	$4,740
Aggregate fair value of vested common stock	$690	$519	$460
Aggregate fair value of vested performance stock units	$3,143	$788	$3,999
Aggregate fair value of vested deferred stock units	$115	$230	$345
As of December 31, 2025, there was $10.7 million of total unrecognized compensation cost related to non-vested restricted stock units and performance stock units. This cost is expected to be recognized over a weighted average period of 2.57 years.
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
Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2025 were $22.2 million, of which $3.1 million was included in accrued expenses and $19.1 million was included in other non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2024 were $23.7 million, of which $3.2 million was included in accrued expenses and $20.5 million was included in other non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $15.7 million and $18.1 million at December 31, 2025 and 2024, respectively.

The following table provides the number of restricted stock units credited to active participant accounts, balance of vested and unvested restricted stock units within active participant accounts, payments made with respect to MSPP liabilities and MSPP expense during years ended December 31:

	2025	2024	2023
Restricted stock units credited	21,762	43,566	48,921
Restricted stock units balance, vested and unvested	155,046	205,221	199,946
Share-based liabilities paid (in thousands)	$3,286	$2,821	$2,392
MSPP (recovery) expense (in thousands)	$(106)	$3,890	$4,710

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
The fair value hierarchy is defined as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted prices in active markets for similar assets and liabilities.
•Level 3 - Inputs that are unobservable inputs for the asset or liability.
The Company had no financial assets or liabilities measured at fair value on a recurring basis and did not have any financial instruments for which carrying value differed from its fair value at December 31, 2025 and 2024. As of December 31, 2025, the Company had no outstanding indebtedness on its revolving credit facility under the 2022 Credit Agreement.
The Company’s other financial instruments primarily consist of cash and cash equivalents, trade receivables, and accounts payable.  The carrying values for these financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2025 and 2024.
Other non-recurring fair value measurements
There were no impairment charges recognized in continuing operations during the year ended December 31, 2025. The Company recognized intangible asset impairment during the years ended December 31, 2024 and 2023 as noted in Note 6, "Goodwill and Intangible Assets." The fair values of the impaired intangible assets for 2024 and 2023 was zero, and the carrying values were $6.0 million and $3.2 million, respectively. The Company used unobservable inputs, classified as Level 3 inputs, in determining the fair value of these assets.
The Company also applied fair value principles for the goodwill impairment tests performed during 2025, 2024, and 2023. In 2025 and 2024, the Company performed qualitative tests for all of its reporting units within continuing operations. In 2023, the Company performed quantitative tests using two valuation models to estimate the fair values for all its reporting units within continuing operations. Both models primarily use Level 3 inputs. Refer to Note 6 "Goodwill and Intangible Assets" for information regarding the Company’s goodwill impairment testing.
Additionally, as described in Note 5 "Acquisitions and Divestitures" and Note 17 "Discontinued Operations," the Company used Level 3 inputs to estimate fair values allocated to the assets acquired and liabilities assumed in connection with acquisitions and to determine the fair value of its business classified as discontinued operations, respectively.

(11) EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company periodically undertakes restructuring initiatives as part of its focus to improve operating performance and optimize its business portfolio. These initiatives have led to reorganizing the Company's manufacturing footprint, outsourcing or discontinuing low-volume, low margin products, or selling or exiting less profitable businesses or product lines. As a result, the Company has incurred costs related to discrete restructuring events for moving and closing facilities, severance, and inventory and fixed asset write-downs during the years ended December 31, 2025, 2024 and 2023.

The following table sets forth the exit activity costs (recoveries) and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above during the years ended December 31 (in thousands):

	2025			2024			2023
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$6,345	$689	$7,034	$678	$(72)	$606	$960	$3,851	$4,811
Agtech	958	295	1,253	477	—	477	718	—	718
Infrastructure	—	—	—	—	—	—	—	—	—
Corporate	31	—	31	83	—	83	(32)	—	(32)
Total	$7,334	$984	$8,318	$1,238	$(72)	$1,166	$1,646	$3,851	$5,497
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2025	2024	2023
Cost of sales	$3,004	$153	$4,565
Selling, general, and administrative expense	5,314	1,013	932
Total exit activity costs and asset impairments	$8,318	$1,166	$5,497
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheets relating to the Company’s restructuring efforts (in thousands):

	2025	2024
Balance as of January 1	$121	$23
Exit activity costs recognized	7,334	1,238
Cash payments	(6,640)	(1,140)
Balance as of December 31	$815	$121

(12) INCOME TAXES
The components of income before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2025	2024	2023
Domestic	$126,226	$165,982	$124,484
Foreign	350	5,005	(844)
Income before taxes from continuing operations	$126,576	$170,987	$123,640
The provision for income taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2025	2024	2023
Current:
U.S. federal	$24,930	$27,901	$16,300
State	6,055	7,155	4,739
Foreign	6	1,163	(416)
Total current	30,991	36,219	20,623
Deferred:
U.S. federal	(1,499)	(180)	9,007
State	(457)	(298)	2,417
Foreign	(15)	202	200
Total deferred	(1,971)	(276)	11,624
Provision for income taxes	$29,020	$35,943	$32,247

The provision for income taxes from continuing operations differs from the federal statutory rate of 21% due to the following for the years ended December 31 (in thousands, except for percentages):

	2025		2024		2023
U.S. federal statutory tax rate	$26,581	21.0%	$35,907	21.0%	$25,964	21.0%
State and local income taxes, net of federal income tax effect (1)	4,335	3.4%	5,298	3.1%	5,607	4.5%
Foreign tax effects	(70)	(0.1)%	319	0.2%	(40)	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws	(52)	—%	(91)	(0.1)%	(46)	—%
Tax credits:
Energy-related tax credits	(2,356)	(1.8)%	(1,013)	(0.6)%	—	—%
Other tax credits	(346)	(0.3)%	(683)	(0.4)%	(444)	(0.4)%
Change in valuation allowances	(108)	(0.1)%	(6,027)	(3.5)%	—	—%
Nontaxable or nondeductible items:
Executive compensation	434	0.3%	1,556	0.9%	1,181	1.0%
Share-based payment awards	(448)	(0.3)%	(263)	(0.2)%	(192)	(0.2)%
Other nontaxable or nondeductible items	629	0.5%	842	0.5%	122	0.1%
Changes in unrecognized tax benefits	—	—%	—	—%	—	—%
Other adjustments	421	0.3%	98	0.1%	95	0.1%
Effective tax rate	$29,020	22.9%	$35,943	21.0%	$32,247	26.1%
(1) For the year ended December 31, 2025, state taxes in California, New York and Michigan make up the majority (greater than 50 percent) of the tax effect in this category. For the year ended December 31, 2024, state taxes in California, Illinois, Florida, Kansas, Minnesota and Michigan make up the majority (greater than 50 percent) of the tax effect in this category. For the year ended December 31, 2023, state taxes in California, Maine, New Jersey and New York make up the majority (greater than 50 percent) of the tax effect in this category.
Consolidated income taxes paid (net of refunds) consisted of the following for the years ended December 31 (in thousands):

	2025	2024	2023
Federal	$(7,737)	$22,694	$18,557
State	6,018	8,445	5,611
Foreign	1,952	(95)	(721)
Total	$233	$31,044	$23,447
For the year ended December 31, 2025, New York and Canada exceeded five percent of consolidated income taxes paid (net of refunds), with income taxes paid (net of refunds) of $1.0 million and $1.9 million, respectively. For the years ended December 31, 2024 and 2023, no jurisdictions exceeded five percent of consolidated income taxes paid (net of refunds), respectively.
The Company has recorded U.S. federal, state, and foreign current tax receivables of $41.7 million and $10.4 million at December 31, 2025 and 2024, respectively, which are presented within prepaid expenses and other current assets in the Company's consolidated balance sheets.

Consolidated deferred tax (assets) liabilities consisted of the following at December 31 (in thousands):

	2025	2024
Depreciation	$13,917	$13,523
Goodwill	40,345	69,155
Operating leases	15,015	11,265
Intangible assets	6,706	—
Prepaid expenses	1,428	1,115
Other	157	233
Gross deferred tax liabilities	77,568	95,291
Research and development expenditures	(5,840)	(8,184)
Equity compensation	(7,108)	(7,148)
Intangible assets	—	(854)
Operating leases	(15,619)	(11,670)
Capital loss carryforward	(19,132)	(19,392)
Investment tax credit carryforward	(45,984)	—
Other post-employment benefit plans	(1,086)	(903)
Assets held for sale	(3,310)	—
Accrued warranties	(3,114)	(3,901)
Inventory reserves	(1,990)	(505)
Restructuring reserves	(968)	(972)
Vacation reserves	(851)	(653)
Self-insurance reserves	(1,013)	(1,000)
Other	(3,985)	(2,901)
Gross deferred tax assets	(110,000)	(58,083)
Valuation allowances	19,696	19,434
Deferred tax assets, net of valuation allowances	(90,304)	(38,649)
Net deferred tax (assets) liabilities	$(12,736)	$56,642
The Company has recorded deferred tax assets of $17.8 million at December 31, 2025, which are presented within other assets on the Company's consolidated balance sheets.
The Company had total net operating loss carryforwards of $30.4 million, which included $0.2 million for federal and $30.2 million for state at December 31, 2025. There was no foreign net operating loss carryforward. The federal and state net operating loss carryforwards expire between 2032 and 2045. The Company recognized a total of $1.3 million of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances, which included $0.1 million of federal and $1.2 million of state deferred tax assets.
In connection with the sale of a business during 2021, the Company generated a capital loss of $113.7 million for federal and state purposes to the extent allowable under state tax regulations. Amended federal returns were filed to carryback $3.7 million of capital loss. As a result of the sale of the Company's electronic locker business within its Residential segment in 2024, $29.2 million of the capital loss was utilized to offset the capital gain from the sale, and the valuation allowance was subsequently adjusted. As of December 31, 2025, the remaining capital loss carryforward is $80.8 million. The capital loss carryforward will expire in 2026. The Company recognized a total of $19.1 million of deferred tax assets, net of the federal benefit, related to this carryforward prior to any valuation allowances, which included $16.4 million of federal and $2.7 million of state deferred tax assets. The Company has a full valuation allowance on the capital loss carryforward and as a result there is no deferred tax asset related to the capital loss.

During the year ended December 31, 2025, the Company entered into an agreement to purchase approximately $82.8 million of transferrable energy-related investment tax credits. At December 31, 2025, $79.5 million of the related purchase commitment was included in accrued expenses on the Company's consolidated balance sheets. The Company expects to utilize $8.3 million of these credits on its 2025 federal return and to carryback approximately $28.5 million to its federal returns for the years ended December 31, 2022 through 2024. In connection with this transaction and other similar transactions during the year ended December 31, 2025, the Company recognized a discount of $2.3 million within provision for income taxes from continuing operations in the Company's consolidated statements of operations. During the year ended December 31, 2024, the Company purchased and utilized approximately $12.7 million of transferrable energy-related investment tax credits and recognized a discount of $1.0 million within provision for income taxes from continuing operations in the Company's consolidated statements of operations.
At December 31, 2025, the Company had an energy-related investment tax credit carryforward of $46.0 million arising from the 2025 transaction described above, and a corresponding deferred tax asset has been recorded. The Company expects to recognize an additional $1.8 million tax benefit related to the discount on the remaining credit upon its future utilization. These credits will expire in 2047.
Valuation allowances have been recorded relating to certain federal, state, and foreign deferred tax assets if it is more likely than not that such assets will not be realized. The following sets forth a reconciliation of the beginning and ending amount of the Company’s consolidated valuation allowance (in thousands):

	2025	2024	2023
Balance as of January 1	$19,434	$26,593	$26,488
Cost charged to the tax provision	522	11	105
Reductions	(260)	(7,170)	—
Balance as of December 31	$19,696	$19,434	$26,593
At December 31, 2025, the Company had approximately $3.3 million of undistributed earnings of international subsidiaries. The Company continues to maintain its assertion that all remaining foreign earnings will be indefinitely reinvested. Any excess earnings could be used to grow the Company's international operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability related to the Company's remaining unremitted foreign earnings is not practicable due to the complexities associated with its hypothetical calculation. With respect to outside basis differences other than unremitted earnings, the Company continues to be permanently reinvested and have no plans to liquidate or sell any international subsidiaries. In addition, the Company has not provided for deferred taxes on any outside basis differences of its domestic subsidiaries as it has the ability and intent to recover these basis differences in a tax-free manner. It is not practicable to determine the amount of unrecognized deferred tax related to these basis differences.
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

The (benefit of) provision for income taxes from discontinued operations consisted of the following for the years ended December 31 (in thousands):

	2025	2024	2023
Current:
U.S. federal	$(11,500)	$171	$5,215
State	(1,508)	738	1,373
Foreign	—	(62)	448
Total current	(13,008)	847	7,036
Deferred:
U.S. federal	(30,058)	(259)	(391)
State	(7,342)	54	(305)
Foreign	—	—	(128)
Total deferred	(37,400)	(205)	(824)
(Benefit of) provision for income taxes from discontinued operations	$(50,408)	$642	$6,212

For the year ended December 31, 2025, benefit of income taxes from discontinued operations includes a $3.1 million tax benefit related to Internal Revenue Code ("IRC") Section 45X credits generated by the Company's manufacturing activities. An additional $8.1 million benefit related to IRC Section 45X is included within operating expenses of discontinued operations as these credits are refundable under a direct pay election, and as a result are not included within the benefit of income taxes from discontinued operations in the Company's consolidated statements of operations.
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 ("OBBBA"). The OBBBA did not have a material impact to the Company's results of operations, cash flows, financial condition or related disclosures for the year ended December 31, 2025. The Company continues to evaluate the impact of OBBBA on future periods and currently does not expect it to have a material effect on its results of operations, cash flows, financial condition and related disclosures.

(13) EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows for the years ended December 31 (in thousands):

	2025	2024	2023
Basic weighted average shares outstanding	29,875	30,538	30,626
Dilutive effect of common stock options and stock units	109	231	159
Diluted weighted average shares outstanding	29,984	30,769	30,785
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations for the years ended December 31 (in thousands):

	2025	2024	2023
Common stock units	45	—	26

(14) LEASES
The Company's leases are classified as operating leases and consist of manufacturing facilities, offices, vehicles and equipment.
Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to fifteen years. The exercise of lease renewal options is at the Company's sole discretion. As of December 31, 2025 and 2024, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

The components of lease costs were as follows for the years ended December 31 (in thousands):

	2025	2024	2023
Operating lease cost	$17,293	$14,344	$10,597
Short-term lease cost	279	326	807
Total lease cost	$17,572	$14,670	$11,404
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows for the years ended December 31 (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$14,256	$11,106	$9,063
Right-of-use assets obtained in exchange for new lease liabilities	$28,410	$8,824	$26,921
Information related to the Company's lease terms and discount rates were as follows as of December 31:

	2025		2024
Weighted-average remaining lease term - operating leases	6.2	years	6.1	years
Weighted-average discount rate - operating leases	5.3%		5.2%
The future maturity of the Company's lease liabilities were as follows as of December 31, 2025 (in thousands):

2026	$14,218
2027	10,662
2028	9,714
2029	8,900
2030	8,088
After 2030	16,266
Total lease payments	67,848
Less: present value discount	(10,169)
Present value of lease liabilities	$57,679
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

(16) SEGMENT INFORMATION
The Company has three reportable segments: Residential, Agtech and Infrastructure. The Company's reportable segments are each managed separately because they design, engineer, manufacture, and where applicable install, distinct products with different production processes.
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
•Agtech consists of operating segments that sell the following products and services to large-scale indoor commercial growers, agricultural research, development facilities, as well as convenience store, travel centers, food retailers, and quick-serve restaurants: design, manufacture and build controlled environment agriculture structures, custom greenhouses and structural canopies.

•Infrastructure consists of an operating segment that sells the following products to commercial and transportation contractors and fabricators: expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems.
When determining the Company's Residential and Agtech reportable segments, the Company aggregated operating segments to be one reportable segment as the aggregation is consistent with the objectives and principles of Topic 280, Segment Reporting, and on the basis that the operating segments have similar economic and operating characteristics.
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

	2025
	Residential	Agtech	Infrastructure	Total
Net sales	$824,079	$219,301	$92,121	$1,135,501
Less (1):
Operating expenses (2)	686,884	209,497	70,079	966,460
Segment profit	137,195	9,804	22,042	169,041
Reconciliation of segment profit:
Unallocated corporate expenses				(46,290)
Interest income, net				1,747
Other income, net				2,078
Income before taxes from continuing operations				$126,576

	2024
	Residential	Agtech	Infrastructure	Total
Net sales	$782,519	$152,811	$88,029	$1,023,359
Less (1):
Operating expenses (2)	633,735	141,771	66,734	842,240
Segment profit	148,784	11,040	21,295	181,119
Reconciliation of segment profit:
Unallocated corporate expenses				(41,445)
Interest income, net				6,171
Other income, net				25,142
Income before taxes from continuing operations				$170,987

	2023
	Residential	Agtech	Infrastructure	Total
Net sales	$814,803	$144,967	$87,228	$1,046,998
Less (1):
Operating expenses (2)	671,735	145,895	68,699	886,329
Segment profit (loss)	143,068	(928)	18,529	160,669
Reconciliation of segment profit:
Unallocated corporate expenses				(40,100)
Interest expense, net				(1,958)
Other income, net				5,029
Income before taxes from continuing operations				$123,640
Footnotes:
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Operating expenses for each reportable segment includes inventory and manufacturing expenses, employee compensation, depreciation and amortization, freight services, other costs of sales expenses, and other selling, general and administrative expenses. Additionally, operating expenses include intangible asset impairment recognized in the Agtech reportable segment during the respective years ended December 31, 2024 and 2023. There was no intangible asset impairment recognized during the year ended December 31, 2025.
The Company’s CODM consisted of the Company’s chief executive officer during the years ended December 31, 2025, 2024 and 2023. For the Company’s reportable segments, the CODM uses segment income (loss) from operations before interest and income taxes to assess segment performance and allocate resources (including employees, property, and capital resources) for each segment mainly in the annual budget and forecasting process. The CODM considers forecast-to-actual variances on a monthly basis using the income (loss) from operation before interest and taxes for each segment when making decisions about allocating capital and personnel to the segments. The CODM also uses income (loss) from operations before interest and income taxes, along with net sales, to assess the performance for each segment by comparing the results of each segment with one another and in the compensation of certain employees.
The assets by reported segment were as follows at December 31 (in thousands):

	2025	2024	2023
Residential	$639,397	$497,317	$515,739
Agtech	290,785	156,941	168,213
Infrastructure	78,266	78,366	77,518
Total segment assets	$1,008,448	$732,624	$761,470
The following table is the reconciliation of total segment assets to consolidated total assets at December 31 (in thousands):

	2025	2024
Total segment assets	$1,008,448	$732,624
Reconciliation to consolidated total assets:
Unallocated corporate assets	192,793	295,350
Assets of discontinued operations	192,362	391,436
Total assets	$1,393,603	$1,419,410
The following tables present the reported segments’ and unallocated corporate depreciation and amortization, and capital expenditures for the years ended December 31 (in thousands):

	2025	2024	2023
Depreciation and Amortization
Residential	$13,351	$10,416	$10,080
Agtech	10,368	3,165	3,789
Infrastructure	2,845	2,972	3,137
Unallocated corporate expenses	3,285	2,567	1,701
Total depreciation and amortization	$29,849	$19,120	$18,707

Capital expenditures
Residential	$16,500	$10,508	$6,913
Agtech	24,374	684	1,419
Infrastructure	1,243	1,152	1,313
Unallocated corporate expenditures	4,296	5,030	4,239
Total capital expenditures	$46,413	$17,374	$13,884

The following presents disaggregated revenue by timing of transfer of control to customers by reported segment for the years ended December 31 (in thousands):

	2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$824,079	$1,392	$42,226	$867,697
Over Time	—	217,909	49,895	267,804
Total net sales	$824,079	$219,301	$92,121	$1,135,501

	2024
	Residential	Agtech	Infrastructure	Total
Point in Time	$775,541	$2,862	$34,393	$812,796
Over Time	6,978	149,949	53,636	210,563
Total net sales	$782,519	$152,811	$88,029	$1,023,359

	2023
	Residential	Agtech	Infrastructure	Total
Point in Time	$808,225	$4,920	$31,547	$844,692
Over Time	6,578	140,047	55,681	202,306
Total net sales	$814,803	$144,967	$87,228	$1,046,998
Net sales by region or origin and long-lived assets by region of domicile were as follows for the years ended and as of December 31 (in thousands):

	2025	2024	2023
Net sales
U.S.	$1,091,372	$968,927	$1,022,972
Canada	44,129	54,432	24,026
Total net sales	$1,135,501	$1,023,359	$1,046,998

Long-lived assets
U.S.	$176,071	$126,288	$132,682
Canada	9,740	2,349	2,632
Total long-lived assets	$185,811	$128,637	$135,314

(17)    DISCONTINUED OPERATIONS
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. Subsequent to December 31, 2025, the Company completed the sale of certain assets related to the Renewables business to a third-party, refer to Note 18 "Subsequent Events" for additional information. The remaining portion of the Renewables business is currently marketed as part of an active sale program and the Company expects to complete the disposition of the remaining business prior to June 2026. The Renewables business was previously reported under the Renewables segment in accordance with ASC Subtopic 280.
Upon classifying the Renewables business as held for sale and as a discontinued operation at June 30, 2025, the Company conducted a fair value measurement analysis and determined that the Renewables business' fair value less cost to sell was greater than its carrying amount. During the quarter ended September 30, 2025, the Company determined that the fair value of the Renewables business had declined due to various headwinds in the renewables sector and other geopolitical factors, resulting in lower credible purchase offers received from market participants. As a result, the Company recognized an impairment loss before income taxes of $162.7 million.

At December 31, 2025, the Renewables business remained classified as held for sale and as a discontinued operation. Accordingly, the Company performed a fair value less cost to sell analysis as of December 31, 2025 and determined that its carrying amount exceeded fair value less costs to sell and as a result the Company recorded a remeasurement adjustment before income taxes of $13.3 million.
The fair value measurement is categorized within Level 3 of the fair value hierarchy based on significant unobservable inputs in accordance with ASC Topic 820. The impairment loss and remeasurement adjustment are reflected in the consolidated statements of operations for the year ended December 31, 2025.
The following table presents the carrying amounts and a reconciliation of the major classes of assets and liabilities included in discontinued operations related to the Renewables business, which have been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations held for sale, respectively, in the consolidated balance sheets at (in thousands):

	December 31, 2025	December 31, 2024
Assets of the discontinued operations:
Trade receivables, net	$56,382	$54,452
Costs in excess of billings, net	19,390	15,753
Inventories, net	30,954	44,869
Prepaid expenses and other current assets	4,540	17,466
Property, plant, and equipment, net	21,446	22,741
Operating lease assets	5,084	3,463
Goodwill	184,230	184,230
Acquired intangibles	46,303	48,462
Impairment and remeasurement adjustment	(175,967)	—
Total assets classified as discontinued operations (1)	$192,362	$391,436

Liabilities of the discontinued operations:
Accounts payable	$28,320	$26,703
Accrued expenses	27,135	29,759
Billings in excess of costs	34,202	27,021
Non-current operating lease liabilities	3,463	1,734
Total liabilities classified as discontinued operations (1)	$93,120	$85,217
(1) Total held for sale assets and liabilities of the discontinued operations are classified as current on the December 31, 2025 consolidated balance sheet as it is probable that the sale will occur and proceeds will be collected within one year from the date the Company committed to the plan to sell. Amounts as of December 31, 2024 are classified as current and long-term in the consolidated balance sheet, respectively.
The following table presents the major classes of line items comprising (loss) income from discontinued operations before taxes for the years ended December 31, (in thousands):

	2025	2024	2023
Net sales	$233,372	$285,405	$330,738
Operating expenses	249,637	276,756	299,981
Impairment and remeasurement adjustment (1)	175,967	5,300	597
Other expenses, net	120	411	3,764
Interest expense allocation	—	—	1,044
(Loss) income before taxes	$(192,352)	$2,938	$25,352
(1) Intangible assets impairment for the years ended December 31, 2024 and 2023, respectively, resulting from a rebranding initiative that led to the discontinuation of certain indefinite-lived trademarks in 2024, and the write-off of amortizing intangibles assets related to a discontinued product line in 2023.

2023 Divestiture
On December 1, 2023, the Company sold its Japan-based solar racking business within its Renewables segment to a third party. The $8.0 million net proceeds from the sale resulted in a pre-tax net loss of $0.6 million and has been presented within other (income) expense in the (loss) income from discontinued operations before taxes for the year ended December 31, 2023.

(18) SUBSEQUENT EVENTS
Acquisition
On February 2, 2026, the Company purchased all the outstanding equity interests of Arundel Square Garden LLC, a Delaware limited liability company, the owner of OmniMax, for $1.335 billion in an all cash transaction, subject to customary adjustments related to working capital, indebtedness, cash and transaction expenses, and for which the preliminary price allocation has not been determined, using a combination of cash on hand and proceeds from new indebtedness, as described below. OmniMax is a leading U.S.- and Canada-based manufacturer of residential roofing accessories and rainwater management systems, and will be reported as part of the Company's Residential segment.
Debt
In connection with the acquisition of OmniMax, on February 2, 2026, the Company entered into a new credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and other financial institutions from time to time party thereto. The Credit Agreement provides for (i) a senior secured revolving credit facility in an initial aggregate principal amount of up to $500 million, (ii) a senior secured term loan A facility in an initial aggregate principal amount of up to $650 million and (iii) a senior secured term loan B facility in an initial aggregate principal amount of up to $650 million. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $100 million.
Borrowings under the Credit Agreement, together with cash on hand, were used to fund the acquisition of OmniMax, refinance certain existing indebtedness of the Company, and pay related fees and expenses. The Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility and Term Loan A Facility mature on February 2, 2031, the fifth anniversary of the closing date, and the Term Loan B Facility matures on February 2, 2033, the seventh anniversary of the closing date.
Borrowing under the Credit Agreement bear interest, at the Company's option, at an annual rate based on (a) adjusted term SOFR, defined in a customary manner, or (b) a base rate, in each case plus an applicable margin determined by the Company's consolidated first lien net leverage ratio. The Company's obligations under the Credit Agreement are guaranteed by the Company's existing and subsequently acquired wholly owned domestic subsidiaries, subject to customary exceptions. The Credit Agreement contains customary financial covenants, affirmative and negative covenants, and events of default.
In connection with the entry into the Credit Agreement, on February 2, 2026, the Company terminated the 2022 Credit Agreement.
Disposition
On February 20, 2026, the Company sold certain assets within its Renewables business pertaining to its electrical balance of systems products. The sale of these assets generated net proceeds of approximately $70 million in cash, subject to working capital and other customary post-closing adjustments. Refer to Note 17 "Discontinued Operations" for more information on the Renewables business which was classified as held for sale and reported as discontinued operations in the Company's consolidated financial statements.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The Company completed four acquisitions in 2025, which were excluded from management's annual report on internal control over financial reporting as of December 31, 2025. The Company acquired Lane Supply, Inc. on February 11, 2025, Construction Metal Products, Inc. and Mountain Companies (Flatiron Steel, LLC, Teton Steel, LLC, & Epic Steel, LLC) on March 31, 2025, and Gideon Steel Panel Company, LLC on July 31, 2025. Since their respective acquisition dates, the results of these acquired businesses are included in the Company's 2025 consolidated financial statements and collectively constituted 9%, 3%, 5%, and 1% of total assets, respectively, as of December 31, 2025 and 9%, 3%, 2%, and 0.3% of net sales, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gibraltar Industries, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gibraltar Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Construction Metal Products, Inc., Gideon Steel Panel Company, LLC, Mountain Companies (Flatiron Steel, LLC, Teton Steel, LLC, & Epic Steel, LLC), and Lane Supply, Inc., which are included in the 2025 consolidated financial statements of the Company and constituted 3%, 1%, 5%, and 9% of total assets, respectively, as of December 31, 2025 and 3%, 0.3%, 2%, and 9% of net sales, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Construction Metal Products, Inc., Gideon Steel Panel Company LLC, Mountain Companies (Flatiron Steel, LLC, Teton Steel, LLC & Epic Steel, LLC), and Lane Supply, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Buffalo, New York
February 26, 2026

Item 9B.	Other information
During the quarter ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the Company's fiscal year ended December 31, 2025. Such information will appear under the captions "Proposal 1 - Election of Directors," "Corporate Governance," and "Directors and Executive Officers of the Company," as applicable.
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
Insider Trading Arrangements and Policies
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of its securities that applies to the Company and its directors, officers, employees, and other covered persons and entities, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of the Company's insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated herein by reference to the 2026 Proxy Statement including under the captions "Non-Employee Director Compensation," "Compensation Discussion and Analysis," "Compensation and Human Capital Committee Report," and "Compensation of Executive Officers", excluding the information under the subheading "Pay Versus Performance". The information set forth under the subcaption "Compensation and Human Capital Committee Report" should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent the Company specifically incorporates such reports by reference therein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the sections "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" of the 2026 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the sections "Corporate Governance" and "Certain Relationships and Related Party Transactions" of the 2026 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information in the section "Information about our Independent Registered Public Accounting Firm" of the 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023

		(iii)	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024, and 2023

		(iv)	Consolidated Balance Sheets as of December 31, 2025 and 2024

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023

		(vi)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023

		(vii)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

All schedules are omitted because they are not required, or because the required information is provided in the consolidated financial statements, including the notes thereto.

	(3)	Exhibits Required by Item 601 of Regulation S-K:

The list of exhibits to this report is set forth on the attached "Exhibit Index." Each management contract or compensatory plan or arrangement is identified as such in the Exhibit Index.

(b)	Exhibits:

The exhibits listed in the "Exhibit Index" are filed or furnished with this report or incorporated by reference into this report.

Exhibit Index
No.	Description

2.1	Securities Purchase Agreement, by and among Gibraltar Industries, Inc., Arundel Square Garden LLC and Barnsbury Estate LLC, dated as of November 16, 2025 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 17, 2025) (1)

3.1
Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed on May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 11, 2015, (v) Certificate of Change of Registered Agent and/or Registered Office filed on January 10, 2019, (vi) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 6, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2021), (vii) Certificate of Amendment to the Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 8, 2023), and (viii) Certificate of Amendment of the Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 1, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2025)

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed December 9, 2022)

4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed December 9, 2022)

10.1*	Correspondence dated December 17, 2018, from William P. Montague to William T. Bosway (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 7, 2019)

10.2*	Restrictive Covenants and Severance Agreement by and between Gibraltar Industries, Inc. and William T. Bosway, dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2019)

10.3*	Correspondence dated June 6, 2024, from William T. Bosway to Joseph A. Lovechio (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025)

10.4*	Correspondence dated October 13, 2020, from William T. Bosway to Katherine E. Bolanowski (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025)

10.5*	Correspondence dated April 11, 2023, from William T. Bosway to Janet A. Catlett (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025)

10.6*	Gibraltar Industries, Inc. Change in Control Executive Severance Plan, effective as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 2, 2023)

10.7*
Change in Control Agreement between the Company and William T. Bosway dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2019), as amended by First Amendment to Change in Control Agreement and Employment Agreement, dated July 28, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 2, 2023)

No.	Description

10.8*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)

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

10.13
Credit Agreement, dated as of February 2, 2026, by and among Gibraltar Industries, Inc., the lenders and other parties party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 2, 2026) (1)

10.14*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 7, 2016), and as amended by Gibraltar Industries, Inc. 2015 Equity Incentive Plan First Amendment dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 9, 2017)

10.15*
Gibraltar Industries, Inc. 2015 Management Stock Purchase Plan dated May 7, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 12, 2015), as amended by the First Amendment to the Management Stock Purchase Plan dated December 31, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 7, 2016), and further amended by the Gibraltar Industries, Inc. Management Stock Purchase Plan Second Amendment dated January 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2016)

10.16*	Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 8, 2023)

10.17*	Gibraltar Industries, Inc. 2018 Management Stock Purchase Plan dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2018)

10.18*	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2022)

10.19*	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors Form of Award of Common Stock (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 5, 2022)

10.20*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.21*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Performance Units dated May 4, 2018 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

No.	Description

10.22*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.23*	Form of Award of Performance Units under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed August 2, 2023)

10.24*	Form of Award of Restricted Units (Executive) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

10.25*	Form of Award of Restricted Units (Management) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

10.26*	Form of Award of Restricted Units (CEO Discretionary) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed November 2, 2023)

19.1*	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**^	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**^	Certification of Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Gibraltar Industries, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed February 21, 2024)

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

*	Document is a management contract or compensatory plan or agreement.
**	Submitted electronically with this Annual Report on Form 10-K.
^	Documents are furnished not filed.

(c)	Financial Statement Schedules

None.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By:	/s/ William T. Bosway
William T. Bosway
Chairman of the Board, President and Chief Executive Officer
Dated:	February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William T. Bosway	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 26, 2026
William T. Bosway

/s/ Joseph A. Lovechio	Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2026
Joseph A. Lovechio

/s/ Atlee Valentine Pope	Lead Independent Director	February 26, 2026
Atlee Valentine Pope

/s/ Mark G. Barberio	Director	February 26, 2026
Mark G. Barberio

/s/ James S. Metcalf	Director	February 26, 2026
James S. Metcalf

/s/ Gwendolyn G. Mizell	Director	February 26, 2026
Gwendolyn G. Mizell

/s/ Linda K. Myers	Director	February 26, 2026
Linda K. Myers

/s/ James B. Nish	Director	February 26, 2026
James B. Nish

/s/ Manish H. Shah	Director	February 26, 2026
Manish H. Shah