Form 10-Q
period 2026-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2026-05-07
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of May 5, 2026, the number of shares of common stock outstanding was: 29,661,919.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$356,287	$246,357
Cost of sales	277,416	176,504
Gross profit	78,871	69,853
Selling, general, and administrative expense	83,327	41,198
Operating (loss) income	(4,456)	28,655
Interest expense (income), net	13,024	(1,637)
Other (income) expense, net	(814)	76
(Loss) income before taxes from continuing operations	(16,666)	30,216
(Benefit of) provision for income taxes	(4,614)	7,101
(Loss) income from continuing operations	(12,052)	23,115
Discontinued operations:
Loss before taxes from discontinued operations	(59,871)	(3,163)
Benefit of income taxes	(4,453)	(1,167)
Loss from discontinued operations	(55,418)	(1,996)
Net (loss) income	$(67,470)	$21,119

Net (loss) earnings per share – Basic:
(Loss) income from continuing operations	$(0.40)	$0.76
Loss from discontinued operations	(1.86)	(0.06)
Net (loss) income	$(2.26)	$0.70
Weighted average shares outstanding – Basic	29,796	30,252

Net (loss) earnings per share – Diluted:
(Loss) income from continuing operations	$(0.40)	$0.76
Loss from discontinued operations	(1.86)	(0.07)
Net (loss) income	$(2.26)	$0.69
Weighted average shares outstanding – Diluted	29,796	30,474
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(67,470)	$21,119
Other comprehensive (loss) income:
Foreign currency translation adjustment	(898)	49
Total comprehensive (loss) income	$(68,368)	$21,168
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,347	$115,724
Trade receivables, net of allowance of $3,329 and $2,558, respectively	224,577	120,327
Costs in excess of billings, net	25,496	26,799
Inventories, net	268,110	116,770
Prepaid expenses and other current assets	71,892	56,904
Assets of discontinued operations	89,283	192,362
Total current assets	699,705	628,886
Property, plant, and equipment, net	191,983	130,456
Operating lease assets	167,840	55,355
Goodwill	932,219	415,032
Customer relationships, net	631,704	109,092
Other intangibles, net	142,707	34,464
Other assets	21,337	20,318
	$2,787,495	$1,393,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$183,169	$108,216
Accrued expenses	193,380	155,807
Billings in excess of costs	8,480	8,879
Liabilities of discontinued operations	112,312	93,120
Total current liabilities	497,341	366,022
Long-term debt	1,220,825	—
Deferred income taxes	11,127	5,116
Non-current operating lease liabilities	153,374	46,199
Other non-current liabilities	24,196	25,868
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,674 and 34,482 shares issued and outstanding, respectively	347	345
Additional paid-in capital	354,993	353,018
Retained earnings	763,993	831,463
Accumulated other comprehensive loss	(4,581)	(3,683)
Treasury stock, at cost; 5,013 and 4,935 shares, respectively	(234,120)	(230,745)
Total stockholders’ equity	880,632	950,398
	$2,787,495	$1,393,603
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(67,470)	$21,119
Loss from discontinued operations	(55,418)	(1,996)
(Loss) income from continuing operations	(12,052)	23,115
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	15,903	6,806
Stock compensation expense	1,859	2,860
Other, net	2,448	(144)
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	(56,100)	(24,037)
Inventories	(20,460)	(8,233)
Other current assets and other assets	(3,325)	(5,579)
Accounts payable	47,613	18,202
Accrued expenses and other non-current liabilities	(10,439)	(7,905)
Net cash (used in) provided by operating activities of continuing operations	(34,553)	5,085
Net cash (used in) provided by operating activities of discontinued operations	(6,614)	8,599
Net cash (used in) provided by operating activities	(41,167)	13,684
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(1,340,027)	(184,585)
Purchases of property, plant, and equipment, net	(5,997)	(10,757)
Net proceeds from sale of business	—	352
Net cash used in investing activities of continuing operations	(1,346,024)	(194,990)
Net cash provided by (used in) investing activities of discontinued operations	74,944	(674)
Net cash used in investing activities	(1,271,080)	(195,664)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,325,000	—
Long-term debt payments	(75,000)	—
Payment of debt issuance costs	(29,254)	—
Purchase of common stock at market prices	(3,857)	(62,394)
Net cash provided by (used in) financing activities	1,216,889	(62,394)
Effect of exchange rate changes on cash	(19)	8
Net decrease in cash and cash equivalents	(95,377)	(244,366)
Cash and cash equivalents at beginning of year	115,724	269,480
Cash and cash equivalents at end of period	$20,347	$25,114
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	34,482	$345	$353,018	$831,463	$(3,683)	4,935	$(230,745)	$950,398
Net loss	—	—	—	(67,470)	—	—	—	(67,470)
Foreign currency translation adjustment	—	—	—	—	(898)	—	—	(898)
Stock compensation expense	—	—	1,977	—	—	—	—	1,977
Net settlement of restricted stock units	192	2	(2)	—	—	78	(3,375)	(3,375)
Balance at March 31, 2026	34,674	$347	$354,993	$763,993	$(4,581)	5,013	$(234,120)	$880,632

Balance at December 31, 2024	34,313	$343	$343,583	$875,851	$(5,326)	3,960	$(166,417)	$1,048,034
Net income	—	—	—	21,119	—	—	—	21,119
Foreign currency translation adjustment	—	—	—	—	49	—	—	49
Stock compensation expense	—	—	3,071	—	—	—	—	3,071
Net settlement of restricted stock units	88	1	(1)	—	—	36	(2,369)	(2,369)
Excise tax on repurchase of common stock	—	—	—	—	—	—	(566)	(566)
Common stock repurchased under stock repurchase program	—	—	—	—	—	915	(60,000)	(60,000)
Balance at March 31, 2025	34,401	$344	$346,653	$896,970	$(5,277)	4,911	$(229,352)	$1,009,338

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal, for this and other reasons financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2025.
The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Recent Accounting Pronouncements
The Company evaluated all recent Accounting Standard Updates, including those that are currently effective in or after 2026, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no material changes from the recent accounting pronouncements previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(2)    TRADE RECEIVABLES, NET
The following table provides a roll-forward of the allowance for credit losses for the three month period ended March 31, 2026 that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2026	$2,558
Allowance for credit losses acquired in business combination	1,020
Bad debt expense, net of recoveries	268
Accounts written off against allowance and other adjustments	(517)
Ending balance as of March 31, 2026	$3,329

(3)    REVENUE
Sales includes revenue from contracts with customers for roofing accessories, metal roofing products and services, rain dispersion products, roof and foundation ventilation products, single point and centralized mail and package solutions, outdoor living space products (sun-shading), and other construction accessories; designing, engineering, manufacturing and installation of controlled environment agriculture structures, custom greenhouses and structural canopies; expansion joints, structural bearings, pavement sealant, elastomeric concrete and bridge cable protection systems.
Refer to Note 12 "Segment Information" for disclosures related to disaggregation of revenue.
As of March 31, 2026, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
For the three months ended March 31, 2026 and 2025, respectively, there were no changes to estimated total costs to be incurred related to any individual contract that materially impacted the Company's consolidated financial statements.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of March 31, 2026 and December 31, 2025 was $0.8 million and $1.4 million, respectively. The Company recognized revenue of $7.1 million and $10.3 million during the three months ended March 31, 2026 and 2025, respectively, that was included in the contract liabilities balance of $10.3 million and $15.4 million at December 31, 2025 and 2024, respectively.
(4)    INVENTORIES, NET
Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw material	$170,071	$68,528
Work-in-process	3,769	3,656
Finished goods	94,270	44,586
Total inventories, net	$268,110	$116,770
Reserve for excess, obsolete and slow moving inventory as of March 31, 2026 and December 31, 2025 was $6.9 million and $4.4 million, respectively.
(5)    ACQUISITIONS
2026 Acquisition
On February 2, 2026, the Company purchased all the outstanding equity interests of Arundel Square Garden LLC, a Delaware limited liability company, the owner of OmniMax International, LLC ("OmniMax"), a leading U.S.- and Canada-based manufacturer of residential roofing accessories and rainwater management systems. The results of OmniMax have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The purchase consideration for this acquisition was $1.344 billion, which is subject to customary adjustments provided for in the securities purchase agreement, and was funded using a combination of cash on hand and proceeds from new indebtedness.
The purchase price for this acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. Goodwill recognized in this acquisition is primarily attributable to factors such as future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in domestic residential roofing accessories and rainwater management systems markets. Due to the timing of certain adjustments provided for in the purchase agreement as described above, the Company is still collecting information necessary to finalize the purchase consideration. Accordingly, the amount recorded is provisional and may change if additional information is obtained regarding facts and circumstances that existed as of the acquisition date and that would have affected the measurement of the amount recognized at that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of the acquisition. The final value may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets.
For the acquisition of OmniMax, the preliminary excess consideration was recorded as goodwill and approximated $519.0 million none of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2027.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$5,865
Working capital	114,185
Property, plant and equipment	61,217
Acquired intangible assets	640,000
Other assets	122,517
Other liabilities	(119,027)
Goodwill	519,029
Fair value of purchase consideration	$1,343,786
The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$110,000	18 years
Customer relationships	530,000	15 years
Total	$640,000
Since the acquisition date through March 31, 2026, OmniMax contributed approximately $88.9 million in net sales and $2.4 million in operating loss.
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
On March 31, 2025, the Company acquired two privately held businesses within its Residential segment that primarily specialize in the manufacturing of metal roofing systems, along with metal wall panels, siding and trim products. The Company purchased all the outstanding stock of one of the businesses and substantially all of the assets of the other business for a combined purchase consideration of $92.6 million, which includes working capital adjustments and certain other adjustments provided for in the purchase agreements. A portion of the purchase consideration was funded with cash on hand, with the remaining portion payable in 2026. The Company recorded an acquisition payable included in accrued expenses of $8.9 million and $11.3 million as of March 31, 2026 and December 31, 2025, respectively, to reflect this obligation.

On July 31, 2025, the Company purchased substantially all the assets of another privately held business within its Residential segment that primarily specializes in the manufacturing of metal roofing systems and roofing accessories. The purchase consideration for this acquisition was $16.0 million, which includes working capital adjustments and certain other adjustments provided for in the asset purchase agreement, and was funded with cash on hand.
The purchase price for these acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisitions. Goodwill recognized in these acquisitions are primarily attributable to factors such as future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in domestic agtech structures and metal roofing markets, respectively. Since the respective acquisition dates of the privately held businesses, the Company has recorded measurement-period adjustments, including adjustments as a result of new information obtained about facts and circumstances that existed as of the respective acquisition dates and included an increase of $20.2 million to acquired intangible assets and a corresponding decrease to goodwill. The impact of this adjustment, and other measurement-period adjustments, which would have been recognized in previous periods if the provisional amounts had been finalized as of the respective acquisition dates, have not materially impacted the Company's consolidated statements of operations.
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
For the acquisition of the two metal roofing businesses acquired on March 31, 2025, the excess consideration was recorded as goodwill and approximated $42.2 million, all of which is deductible for tax purposes.
For the acquisition of the metal roofing business acquired on July 31, 2025, the excess consideration was recorded as goodwill and approximated $8.8 million, all of which is deductible for tax purposes.
The allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed in the acquisitions of the three metal roofing businesses is as follows as of the respective date of the acquisitions (in thousands):

Cash	$2,241
Working capital	10,118
Property, plant and equipment	5,094
Acquired intangible assets	38,050
Other assets	10,628
Other liabilities	(8,529)
Goodwill	50,968
Fair value of purchase consideration	$108,570
The intangible assets acquired in the three metal roofing business acquisitions consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$4,250	5 -11 years
Customer relationships	33,800	9 - 12 years
Total	$38,050
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
Pro Forma Information (Unaudited)
As noted above, during the three months ended March 31, 2026, the Company completed the acquisition of OmniMax, and during the three months ended March 31, 2025, the Company completed the acquisitions of Lane Supply and two privately held metal roofing businesses. Accordingly, the Company's consolidated statements of operations do not include certain periods prior to each acquisition, as described below.

Acquisition	Date Acquired	Period Not Included:
		From	To
OmniMax	February 2, 2026	January 1, 2026	February 1, 2026
Lane Supply	February 11, 2025	January 1, 2025	February 10, 2025
Privately held metal roofing businesses	March 31, 2025	January 1, 2025	March 30, 2025
The following unaudited pro forma financial information represents a summary of the consolidated results of continuing operations of the Company for the three months ended March 31, 2026 and 2025, assuming the acquisition of OmniMax had been completed on January 1, 2025, and the acquisitions of Lane Supply and the two privately held metal roofing businesses had been completed on January 1, 2024 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales	$393,666	$381,099
Operating income	24,611	26,460
These pro forma amounts have been compiled by combining the historical results of these businesses with the results of the Company, after applying applicable accounting policies and pro forma adjustments, primarily for: (i) amortization that would have been recognized assuming preliminary fair value adjustments to intangible assets and fair value step-up of inventory had been applied from January 1, 2025 for OmniMax; (ii) elimination of non-recurring acquisition and related integration costs associated with the OmniMax acquisition; and (iii) amortization that would have been recognized assuming fair value adjustments to intangible assets had been applied from January 1, 2024 for Lane Supply and the two privately held metal roofing businesses.

The pro forma financial information is not necessarily indicative of the results of continuing operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.
Acquisition-related Costs
The Company recognized costs as a component of cost of sales related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions. The Company also incurred certain acquisition-related costs comprised of legal and consulting fees. These costs were recognized as a component of selling, general, and administrative expenses in the consolidated statements of operations. The acquisition-related costs consisted of the following for the three months ended March 31 (in thousands):

	2026	2025
Cost of sales	$7,100	$—
Selling, general and administrative costs	16,722	2,551
Total acquisition related costs	$23,822	$2,551

(6)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are as follows (in thousands):

	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2025	$261,747	$121,607	$31,678	$415,032
Acquired goodwill	519,029	—	—	519,029
Adjustments to prior year acquisitions	(1,609)	—	—	(1,609)
Foreign currency translation	—	(233)	—	(233)
Balance at March 31, 2026	$779,167	$121,374	$31,678	$932,219
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of March 31, 2026 and December 31, 2025.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of March 31, 2026 which would require an interim impairment test to be performed.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$19,570	$—	$19,570	$—
Finite-lived intangible assets:
Trademarks	123,300	3,526	13,300	2,253
Unpatented technology	26,648	23,285	26,698	22,851
Customer relationships	671,098	39,394	139,835	30,743
	821,046	66,205	179,833	55,847
Total intangible assets	$840,616	$66,205	$199,403	$55,847

The following table summarizes the intangible asset amortization expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization expense	$10,333	$3,421
Amortization expense related to intangible assets for the remainder of fiscal 2026 and the next five years thereafter is estimated as follows (in thousands):

	2026	2027	2028	2029	2030	2031
Amortization expense	$40,746	$53,994	$53,754	$53,692	$52,652	$52,164
(7)    LONG-TERM DEBT
The following table summarizes the Company's long-term debt at March 31, 2026 (in thousands):

Term Loan A Facility	$625,000
Term Loan B Facility	600,000
Revolving Credit Facility	25,000
Unamortized debt issuance costs	(29,175)
1,220,825
Less current maturities	—
Total long-term debt	$1,220,825
The Company had no outstanding debt at December 31, 2025.
The aggregate contractual maturities of long-term debt during each of the five annual periods after March 31, 2026 (in thousands):

	2027	2028	2029	2030	2031
Aggregate amount of maturities	$—	$7,500	$32,500	$32,500	$577,500
Effective February 2, 2026
Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility
In connection with the acquisition of OmniMax, on February 2, 2026, the Company entered into a new credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent and collateral agent, and other financial institutions party thereto. The Credit Agreement provides for (i) a senior secured revolving credit facility in an initial aggregate principal amount of up to $500 million (the "Revolving Credit Facility"), (ii) a senior secured term loan A facility in an initial aggregate principal amount of $650 million (the "Term Loan A Facility") and (iii) a senior secured term loan B facility in an initial aggregate principal amount of $650 million (the "Term Loan B Facility"). Letters of credit are available under the Credit Agreement in an aggregate amount of up to $100 million. The Company capitalized $29.3 million of debt issuance costs incurred in connection with the Credit Agreement. In addition, $0.8 million of unamortized deferred debt issuance costs related to the 2022 Credit Agreement were carried forward as the Credit Agreement was accounted for as a modification and are being amortized over the remaining term of the Credit Agreement.
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
The Term Loan A Facility amortizes on a quarterly basis with escalating payment percentages over the life of the loan, with the remaining balance due at maturity. Quarterly principal amortization is required as follows: (i) 0.625% of the aggregate initial principal amount of the Term Loan A Facility for each fiscal quarter from the quarter ending June 30, 2026 through and including the quarter ending March 31, 2028; (ii) 1.25% of the aggregate initial principal amount of the Term Loan A Facility for each fiscal quarter from the quarter ending June 30, 2028 through and including the quarter ending March 31, 2030; and (iii) 1.875% of the aggregate initial principal amount of the Term

Loan A Facility for each fiscal quarter from the quarter ending June 30, 2030 through and including the last full fiscal quarter prior to the maturity date. All remaining unpaid principal amounts of any outstanding Term Loan A Facility are due on the maturity date.
The Term Loan B Facility amortizes on a quarterly basis at 0.25% of the aggregate initial principal amount of the Term Loan B Facility, with all remaining unpaid principal amounts of any outstanding Term Loan B Facility due on the maturity date.
In February 2026, the Company made prepayments of $25.0 million on the Term Loan A Facility and $50.0 million of the Term Loan B Facility. In accordance with the Credit Agreement, such prepayments were applied to future scheduled amortization payments in order of maturity.
Borrowings under the Credit Agreement bear interest, at the Company's option, at an annual rate based on (a) adjusted term secured overnight financing rate ("SOFR"), defined in a customary manner, or (b) a base rate, in each case plus an applicable margin determined by the Company's consolidated first lien net leverage ratio.
For the Term Loan A Facility and the Revolving Credit Facility, the applicable rate under the Credit Agreement ranges from 1.375% to 2.25% for Term SOFR loans and 0.375% to 1.25% for Base Rate loans, in each case based on the Company’s consolidated first lien net leverage ratio per the Credit Agreement. For the Term Loan B Facility, the applicable rate under the Credit Agreement ranges from 1.75% to 2.25% for Term SOFR loans and 0.75% to 1.25% for Base Rate loans, in each case based on the Company’s consolidated first lien net leverage ratio. Undrawn commitment fees under the Revolving Credit Facility range from 0.175% to 0.275% based on the Company’s consolidated first lien net leverage ratio.
The Company's obligations under the Credit Agreement are guaranteed by the Company's existing and subsequently acquired wholly owned domestic subsidiaries, subject to customary exceptions.
The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated total net leverage ratio of 5.25 to 1.00, which steps down to 4.25 to 1.00 over time, and a minimum interest coverage ratio of 3.00 to 1.00, in each case measured as of the last day of each fiscal quarter, with measurement to commence on the last day of the first full fiscal quarter after February 2, 2026. The maximum consolidated total net leverage ratio may be increased at the Company's option by 0.50 times in connection with certain qualifying material acquisitions.
The Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. In addition, the Credit Agreement contains certain events of default, including relating to a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement.
The following table sets forth the Company's revolving credit facility availability under the Credit Agreement as of March 31, 2026 (in thousands):

Total revolving credit facility	$500,000
Less: borrowings outstanding under the revolving credit facility	(25,000)
Less: standby letters of credit issued to third parties	(8,434)
Revolving credit facility availability	$466,566
The carrying values of borrowings under the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility approximate fair value due to the variable rate features of these instruments.
Prior to February 2, 2026
Revolving Credit Facility
On December 8, 2022, the Company entered into a credit agreement (the "2022 Credit Agreement") which provided for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. At December 31, 2025, the Company had no outstanding borrowings and had $6.2 million of letters of credit issued to third parties. In connection with entering into the Credit Agreement, on February 2, 2026, the Company terminated the 2022 Credit

Agreement. There were no outstanding borrowings under the 2022 Credit Agreement as of the date of termination or at March 31, 2026.
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
Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted, along with the weighted-average grant-date fair value of each award, during the three months ended March 31,:

	2026		2025
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards		Weighted- Average Grant-Date Fair Value
Performance stock units (1)	109,358	$45.16	81,940	(2)	$64.79
Restricted stock units	57,509	$45.16	50,741		$64.91
(1)    The Company’s performance stock units (“PSUs”) represent target shares granted for which the final number of shares earned depends on financial performance.
(2)    Includes 74,440 of target PSUs granted, none of which were earned or will be issued, as actual performance did not exceed the minimum achievement threshold.
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
Total MSPP liabilities recorded on the consolidated balance sheet as of March 31, 2026 were $19.5 million, of which $2.3 million was included in current accrued expenses and $17.2 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2025 were $22.2 million, of which $3.1 million was included in current accrued expenses and $19.1 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $12.3 million and $15.7 million at March 31, 2026 and December 31, 2025, respectively.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities:

	Three Months Ended March 31,
	2026	2025
Restricted stock units credited	4,639	18,283
MSPP liabilities paid (in thousands)	$3,053	$1,928
(9)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company periodically undertakes restructuring initiatives as part of its focus to improve operating performance and optimize its business portfolio. These initiatives have led to reorganizing the Company's manufacturing footprint, outsourcing or discontinuing low-volume, low margin products, or selling or exiting less profitable businesses or product lines. As a result, the Company has incurred costs related to discrete restructuring events for moving and closing facilities, severance and inventory write-downs during the three months ended March 31, 2026.
The following tables set forth the exit activity costs and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above (in thousands):

	Three Months Ended March 31,
	2026			2025
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$1,965	$274	$2,239	$1,137	$—	$1,137
Agtech	62	(7)	55	68	—	68
Infrastructure	—	—	—	—	—	—
Corporate	16	—	16	31	—	31
Total	$2,043	$267	$2,310	$1,236	$—	$1,236

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of sales	$445	$234
Selling, general, and administrative expense	1,865	1,002
Total exit activity and asset impairment charges	$2,310	$1,236
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheets relating to the Company’s restructuring efforts (in thousands):

	2026	2025
Balance at January 1	$815	$121
Exit activity costs recognized	2,043	1,236
Cash payments	(1,649)	(837)
Balance at March 31	$1,209	$520

(10)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations and the applicable effective tax rates:

	Three Months Ended March 31,
	2026	2025
(Benefit of) provision for income taxes (in thousands)	$(4,614)	$7,101
Effective tax rate	27.7%	23.5%
The effective tax rate for the three months ended March 31, 2026 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization.
The effective tax rate for the three months ended March 31, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization and favorable discrete items due to an excess tax benefit on stock-based compensation.
(11)    (LOSS) EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted (loss) earnings were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Basic weighted average shares outstanding	29,796	30,252
Dilutive effect of common stock options and stock units	—	222
Dilutive weighted average shares outstanding	29,796	30,474
For periods in which the Company has reported a loss from continuing operations, diluted (loss) earnings per share is the same as basic (loss) earnings per share, as the effects of common stock units outstanding are antidilutive and, therefore, excluded from the calculation of diluted (loss) earnings per share.
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock units	140	60
(12)    SEGMENT INFORMATION
The Company has three reportable segments: Residential, Agtech, and Infrastructure. The Company's reportable segments are each managed separately because they design, engineer, manufacture, and where applicable install, distinct products with different production processes.
•Residential consists of operating segments that sell the following products and services to major retail home centers, building material wholesalers, building product distributors, roofing distributors, residential contractors, property management companies, manufactured housing dealers, postal services distributors and providers, and online direct to end consumers: roofing accessories, metal roofing products and services, rain dispersion products, roof and foundation ventilation products, single point and centralized mail and package solutions, outdoor living space products (sun-shading), and other construction accessories.
•Agtech consists of operating segments that sell the following products and services to large-scale indoor commercial growers of fruits and vegetables, plants and flowers, and agricultural research and development facilities, as well as convenience store, travel centers, food retailers, and quick-serve restaurants: design, manufacture and build controlled environment agriculture structures, custom greenhouses and structural canopies.

•Infrastructure consists of an operating segment that sells the following products to commercial and transportation contractors and fabricators: expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems.
The accounting policies of the Company's segments are the same as those described in Note 1 "Summary of Significant Accounting Policies" included in the Company's annual report on Form 10-K for the year ended December 31, 2025. The following tables illustrate certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended March 31, 2026
	Residential	Agtech	Infrastructure	Total
Net sales	$281,435	$55,630	$19,222	$356,287
Less (1):
Operating expenses (2)	261,189	52,303	15,505	328,997
Segment profit	20,246	3,327	3,717	27,290
Reconciliation of segment profit
Unallocated corporate expenses				(31,746)
Interest expense, net				(13,024)
Other income, net				814
Loss before taxes from continuing operations				$(16,666)

	Three Months Ended March 31, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$179,994	$45,040	$21,323	$246,357
Less (1):
Operating expenses (2)	148,734	41,655	16,065	206,454
Segment profit	31,260	3,385	5,258	39,903
Reconciliation of segment profit
Unallocated corporate expenses				(11,248)
Interest income, net				1,637
Other expense, net				(76)
Income before taxes from continuing operations				$30,216
Footnotes:
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Operating expenses for each reportable segment includes inventory and manufacturing expenses, employee compensation, depreciation and amortization, freight services, other costs of sales expenses, and other selling, general and administrative expenses.

The following table presents the reported segments' and unallocated corporate reported depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2026	2025
Residential	$12,129	$2,527
Agtech	2,088	2,760
Infrastructure	713	701
Unallocated corporate expenses	973	818
Total depreciation and amortization	$15,903	$6,806

The following table presents the assets of the reported segments, unallocated corporate assets and assets of discontinued operations as of (in thousands):

	March 31, 2026	December 31, 2025
Residential	$2,234,221	$639,397
Agtech	297,733	290,785
Infrastructure	80,552	78,266
Unallocated corporate assets	85,706	192,793
Assets of discontinued operations	89,283	192,362
Total assets	$2,787,495	$1,393,603
The following presents disaggregated revenue by timing of transfer of control to customers by reported segment (in thousands):

	Three Months Ended March 31, 2026
	Residential	Agtech	Infrastructure	Total
Point in Time	$281,435	$368	$7,088	$288,891
Over Time	—	55,262	12,134	67,396
Total net sales	$281,435	$55,630	$19,222	$356,287

	Three Months Ended March 31, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$179,994	$276	$7,880	$188,150
Over Time	—	44,764	13,443	58,207
Total net sales	$179,994	$45,040	$21,323	$246,357

(13)    DISCONTINUED OPERATIONS
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. On February 20, 2026, the Company completed the sale of certain assets related to the Renewables business to a third-party, as described below. The remaining portion of the Renewables business is currently marketed as part of an active sale program and the Company expects to complete the disposition of the remaining business prior to June 2026. The Renewables business was previously reported under the Renewables segment in accordance with ASC Subtopic 280.
At March 31, 2026 and December 31, 2025, the Renewables business remained classified as held for sale and as a discontinued operation. Accordingly, the Company performed a fair value less cost to sell analysis at each reporting date and determined that its carrying amount exceeded fair value less costs to sell. For three months ended March 31, 2026, the Company recorded a remeasurement adjustment before income taxes of $47.4 million included in the loss before taxes from discontinued operations on the consolidated statements of operations. The fair value measurement is categorized within Level 3 of the fair value hierarchy based on significant unobservable inputs in accordance with ASC Topic 820.
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

	March 31, 2026	December 31, 2025
Assets of the discontinued operations:
Trade receivables, net	$43,142	$56,382
Costs in excess of billings, net	14,772	19,390
Inventories, net	26,164	30,954
Prepaid expenses and other current assets	5,884	4,540
Property, plant, and equipment, net	20,562	21,446
Operating lease assets	3,932	5,084
Goodwill	152,215	184,230
Acquired intangibles	46,026	46,303
Impairment and remeasurement adjustments	(223,414)	(175,967)
Total assets classified as discontinued operations (1)	$89,283	$192,362

Liabilities of the discontinued operations:
Accounts payable	$23,574	$28,320
Accrued expenses	51,397	27,135
Billings in excess of costs	34,462	34,202
Non-current operating lease liabilities	2,879	3,463
Total liabilities classified as discontinued operations (1)	$112,312	$93,120
(1) Total held for sale assets and liabilities of the discontinued operations are classified as current on the March 31, 2026 and December 31, 2025 consolidated balance sheets as it is probable that the sale will occur and proceeds will be collected within one year from the date the Company committed to the plan to sell.
At March 31, 2026, accrued expenses included within total liabilities classified as discontinued operations included amounts attributable to certain unresolved warranty claims related to the discontinued operation which had been disputed by the Company. The Company has reached an agreement to settle these warranty claims in the amount of $25.0 million. The Company expects the settlement to be paid during the second quarter of 2026.
The following table is the components of the loss before taxes from discontinued operations before tax (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales	$49,386	$43,658
Operating expenses	83,540	46,803
Remeasurement adjustment	47,447	—
Other (income) expenses, net	(21,730)	18
Loss before taxes from discontinued operations	$(59,871)	$(3,163)
During the three months ended March 31, 2026, the Company entered into the settlement agreement referred to above resulting in a charge included in loss before taxes from discontinued operations in the consolidated statements of operations.
Disposition
On February 20, 2026, the Company sold certain assets within its Renewables business pertaining to its electrical balance of systems products. The sale of these assets generated net proceeds of $74.9 million in cash, subject to working capital and other customary post-closing adjustments, and resulted in a pre-tax net gain of $21.8 million presented within loss before taxes from discontinued operations in the consolidated statements of operations.

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
On February 2, 2026, the Company acquired OmniMax, a leading U.S.- and Canada-based manufacturer and provider of residential roofing accessories and rainwater management systems. The acquisition of OmniMax furthers the Company's goal of helping innovate and reshape the markets in which it operates and provide better solutions for its customers and the channels it serves.
As of March 31, 2026, the Company's continuing operations operated in fifty-six facilities, comprised of fifty manufacturing facilities, strategically located across twenty-three states and Canada, and six offices, including a sourcing office located in China. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.

Recent Trends
Impacts of Macroeconomic and Geopolitical Conditions on Our Business
The Company continues to monitor macroeconomic and geopolitical conditions that may adversely affect its business, results of operations, and liquidity. These factors include global economic uncertainty, inflationary pressures, supply chain disruptions, changes in interest rates and foreign currency exchange rates, labor availability, international conflicts, and evolving trade and tariff policies. Volatility in these conditions may impact demand for the Company’s products, input costs, logistics expenses, and the timing of customer orders, resulting in variability in operating results.
In addition, geopolitical instability in regions, including the Middle East, have and may continue to disrupt logistics networks, increase energy and transportation costs, affecting regional customers and suppliers. Changes in U.S. trade policy, including modifications to tariffs on certain steel and aluminum related products, may also increase costs or require changes to sourcing practices. The ultimate impact of these conditions remains uncertain and will depend on future developments and the duration and severity of these events.
Business Strategy
The Company's mission, to make life better for people and the planet, is fueled by advancing the disciplines of engineering, science, and technology.
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
The Company's strategy is to continue to broaden its presence and product portfolio with the addition of new products, while simultaneously investing in its customer relationships and its go-to-market infrastructure. The acquisition of OmniMax strengthens the Company's presence in its largest and highly profitable residential segment and represents a transformative strategic step intended to rapidly accelerate the Company's building products revenue growth. In addition, the Company's 2025 acquisition, Lane Supply within its Agtech segment, expands the Company's structures business to service complementary markets, such as fuel stations and convenience stores.

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
Additional Recent Developments
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

Discontinued Operations
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. Subsequent to classification as held for sale and as discontinued operations, the Company recognized a combined impairment loss and remeasurement adjustment in aggregate of approximately $223 million before income taxes. Unless otherwise indicated, all results and information presented exclude discontinued operations disclosures.
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

Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following table sets forth selected results of operations data and percentage of net sales for the three months ended March 31 (in thousands):

	2026		2025
Net sales	$356,287	100.0%	$246,357	100.0%
Cost of sales	277,416	77.9%	176,504	71.6%
Gross profit	78,871	22.1%	69,853	28.4%
Selling, general, and administrative expense	83,327	23.4%	41,198	16.8%
(Loss) income from operations	(4,456)	(1.3)%	28,655	11.6%
Interest expense (income)	13,024	3.6%	(1,637)	(0.7)%
Other (income) expense	(814)	(0.2)%	76	0.0%
(Loss) income before taxes	(16,666)	(4.7)%	30,216	12.3%
(Benefit of) provision for income taxes	(4,614)	(1.3)%	7,101	2.9%
(Loss) income from continuing operations	(12,052)	(3.4)%	23,115	9.4%
Loss from discontinued operations	(55,418)	(15.5)%	(1,996)	(0.8)%
Net (loss) income	$(67,470)	(18.9)%	$21,119	8.6%
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

				Impact of
	2026	2025	Total Change	Acquisitions	Ongoing Operations
Net sales:
Residential	$281,435	$179,994	$101,441	$107,328	$(5,887)
Agtech	55,630	45,040	10,590	11,775	(1,185)
Infrastructure	19,222	21,323	(2,101)	—	(2,101)
Consolidated	$356,287	$246,357	$109,930	$119,103	$(9,173)
Consolidated net sales increased by $109.9 million, or 44.6%, to $356.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in revenue was driven by $119.1 million, which is a combined total of net sales generated from the Company's current year acquisition of OmniMax along with incremental sales generated from the Company's prior year acquisitions. This increase was partially offset by softness in the building accessories end market, the timing of price/cost adjustments, business and product mix, and anticipated lower Agtech volumes resulting from project timing. Consolidated backlog decreased 10% to $168 million, as compared to the end of the prior year quarter.
Net sales in the Company's Residential segment increased $101.4 million, or 56.3%, to $281.4 million for the three months ended March 31, 2026 compared to $180.0 million for the three months ended March 31, 2025. The revenue of $107.3 million generated from the current year acquisition of OmniMax and the prior year acquisitions of the three metal roofing manufacturers, more than offset a 3% organic net sales decrease, which was a result of a soft end market along with timing of price/cost adjustments and business and product mix.
Net sales in the Company's Agtech segment increased 23.6%, or $10.6 million, to $55.6 million for the three months ended March 31, 2026 compared to $45.0 million for the three months ended March 31, 2025. The revenue increase was largely due to $11.8 million of incremental sales generated from the prior year acquisition of Lane Supply, which more than offset the decrease in organic sales, which was due to timing of projects. Backlog decreased 13% year over year in this segment.
Net sales in the Company's Infrastructure segment decreased $2.1 million, or 9.9%, to $19.2 million for the three months ended March 31, 2026 compared to $21.3 million for the three months ended March 31, 2025, impacted by production timing. Backlog decreased 3% from the prior year, though demand and quoting activity remained strong.

The Company's consolidated gross margin decreased to 22.1% for the three months ended March 31, 2026 compared to 28.4% for the three months ended March 31, 2025. The decrease was driven by business and product line mix, unfavorable alignment of price/material cost, and amortization of fair market value adjustments from business combinations, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expense increased by $42.1 million, or 102.3% to $83.3 million for the three months ended March 31, 2026 compared to $41.2 million for the three months ended March 31, 2025. The $42.1 million increase was primarily due to incremental SG&A expense incurred by recent acquisitions, along with higher acquisition-related expense as compared to the prior year quarter. SG&A expense as a percentage of net sales increased to 23.4% for the three months ended March 31, 2026 compared to 16.8% for the three months ended March 31, 2025.
The following table sets forth the Company’s operating (loss) income and operating (loss) income as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

	2026		2025		Total Change
Operating (loss) income
Residential	$20,246	7.2%	$31,260	17.4%	$(11,014)
Agtech	3,327	6.0%	3,385	7.5%	(58)
Infrastructure	3,717	19.3%	5,258	24.7%	(1,541)
Unallocated Corporate Expenses	(31,746)	(8.9)%	(11,248)	(4.6)%	(20,498)
Consolidated operating (loss) income	$(4,456)	(1.3)%	$28,655	11.6%	$(33,111)
The Residential segment generated an operating margin of 7.2% in the current year quarter compared to 17.4% in the prior year quarter. Operating margin declined year over year, primarily as a result of price/cost alignment, early stage production inefficiencies and the timing of productivity and integration actions and acquisition charges, along with business and product mix during the current year quarter.
The Agtech segment generated an operating margin of 6.0% in the current year quarter compared to 7.5% in the prior year quarter. Operating margin declined year over year due to lower organic volumes.
The Infrastructure segment generated an operating margin of 19.3% during the three months ended March 31, 2026 compared to 24.7% during the three months ended March 31, 2025. The margin decline year over year was the result of business mix.
Unallocated corporate expenses increased $20.5 million to $31.7 million during the three months ended March 31, 2026 from $11.2 million during the three months ended March 31, 2025. The increase was primarily the result of higher acquisition-related expense as compared to the prior year quarter.
The Company recorded interest expense of $13.0 million during the three months ended March 31, 2026 associated with the new issuance of debt to fund the acquisition of OmniMax. The Company recorded interest income of $1.6 million for the three months ended March 31, 2025, the result of earnings on certain interest-bearing cash accounts.
The Company recorded other income of $0.8 million for the three months ended March 31, 2026, compared to other expense of $0.1 million for the three months ended March 31, 2025.
The Company recognized a benefit of income taxes of $4.6 million, with an effective tax rate of 27.7% for the three months ended March 31, 2026. The effective tax rate for the three months ended March 31, 2026 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization. The Company recognized a provision for income taxes of $7.1 million, with an effective tax rate of 23.5% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization and favorable discrete items due to an excess tax benefit on stock-based compensation.

Liquidity and Capital Resources
Sources of Liquidity
The Company has historically financed its working capital requirements, including capital expenditures and acquisitions, through a combination of available cash, cash flows from operations, and borrowings under the Company's 2022 Credit Agreement. As disclosed above, on February 2, 2026, the Company entered into a new Credit Agreement that provides for a senior secured revolving credit facility with an initial aggregate commitment of $500 million and letters of credit in an aggregate amount of up to $100 million. The Revolving Credit Facility under the Credit Agreement matures on February 2, 2031.
The Company expects that its primary cash requirements over the next twelve months will include working capital, capital expenditures, and debt service requirements. The Company believes that cash flows from operations, together with available cash on hand and borrowing capacity under the Revolving Credit Facility—which had approximately $466.6 million of availability as of March 31, 2026—will be sufficient to meet these short-term liquidity requirements. The Company currently expects to continue generating positive operating cash flows during this period and does not anticipate needing to materially increase borrowings to fund its short-term obligations.
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
Historically the Company's international operations have generated cash flow from operations sufficient to fund their working capital needs and capital improvements. As of March 31, 2026 and December 31, 2025, the Company's international subsidiaries held $5.4 million and $4.4 million of cash, respectively.
As disclosed below and in Note 7 to the Company's consolidated financial statements in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, the Company incurred significant indebtedness in connection with the acquisition of OmniMax. This level of indebtedness could have important consequences for the Company's business, including the risks described in Item 1A. "Risk Factors" - "Risks Related to the Company's Indebtedness" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Borrowings under the senior secured credit facilities bear interest, at the Company’s option, at an annual rate equal to (a) adjusted term SOFR, defined in a customary manner or (b) the base rate plus in each case an applicable rate.

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
The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated total net leverage ratio of 5.25 to 1.00, which steps down to 4.25 to 1.00 over time, and a minimum interest coverage ratio of 3.00 to 1.00, in each case measured as of the last day of each fiscal quarter, with measurement to commence on the last day of the first full fiscal quarter after the Closing Date. The maximum consolidated total net leverage ratio may be increased at the Company’s option by 0.50 times in connection with certain qualifying material acquisitions.
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
Authorized Share Repurchase Program
In April 2025, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. As of March 31, 2026, the Company has not purchased any shares under this authorized program.
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
Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2026	2025
Net cash (used in) provided by:
Operating activities of continuing operations	$(34,553)	$5,085
Investing activities of continuing operations	(1,346,024)	(194,990)
Financing activities	1,216,889	(62,394)
Discontinued operations	68,330	7,925
Effect of foreign exchange rate changes	(19)	8
Net decrease in cash and cash equivalents	$(95,377)	$(244,366)
Operating Activities
Net cash used in operating activities of continuing operations for the three months ended March 31, 2026 of $34.5 million consisted of loss from continuing operations of $12.0 million, non-cash net charges totaling $20.2 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $42.7 million of cash invested in working capital and other net operating assets. The cash invested in working capital and other net operating assets was primarily the result of increases in accounts receivable and inventory, partially offset by increases in accounts payable, largely the result of seasonal demand, as well as settlement of assumed liabilities related to success-based costs incurred by OmniMax as a result of the sale.
Net cash provided by operating activities of continuing operations for the three months ended March 31, 2026 of $5.1 million consisted of income from continuing operations of $23.1 million, non-cash net charges totaling $9.5 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $27.5 million of cash invested in working capital and other net operating assets. The cash invested in working capital and other net operating assets was primarily the result of increases in accounts receivable largely the result of seasonal demand.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 of $1,346.0 million primarily reflected the acquisition of OmniMax for $1,337.9 million and a $2.1 million acquisition-payable payment related to one of the metal roofing businesses acquired in 2025, as well as net capital expenditures of $6.0 million.
Net cash used in investing activities for the three months ended March 31, 2025 of $195.0 million was primarily due to the acquisitions of Lane Supply and the two metal roofing related businesses totaling $184.6 million. To a lesser extent, net capital expenditures of $10.7 million, partially offset by receipt of a $0.3 million final working capital settlement resulting from the sale of the Company's electronic locker business within the Company's Residential segment in the fourth quarter of 2024, also contributed to the net investment of cash.
Financing Activities
Net cash provided by financing activities totaled $1,216.9 million for the three months ended March 31, 2026 primarily reflected $1,325.0 million of proceeds from long-term debt, which were used to fund the acquisition of OmniMax, refinance certain existing indebtedness, and pay related fees and expenses. These inflows were partially offset by $75.0 million of long-term debt repayments, $29.3 million of debt issuance cost payments, $3.4 million was used to repurchase common stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans, and $0.5 million excise tax payment related to the repurchase of common stock in 2025 under the Company's authorized share repurchase program.
Net cash used in financing activities for the three months ended March 31, 2025 of $62.4 million consisted of common stock repurchases. The Company paid $60.0 million during the three months ended March 31, 2025 for the repurchase of 914,679 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $2.4 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the quarter ended March 31, 2026 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 1 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, interest rates, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. In the current year, there have been no material changes in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
(b)Changes in Internal Control over Financial Reporting
The Company acquired OmniMax International, LLC on February 2, 2026. This acquisition will be excluded from management's annual report on internal control over financial reporting for the year ending December 31, 2026. Separate from the acquisition of OmniMax, the Company implemented a new Enterprise Resource Planning (“ERP”) system for one of the Company's operating units in the Residential segment during the quarter ended March 31, 2026. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the acquisition of OmniMax and the implementation of the ERP system, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the quarter ended March 31, 2026, the Company entered into an agreement to settle a matter related to the Company's Discontinued Operations. See Note 13 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the matter.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended March 31, 2026, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

The Company did not purchase shares during the quarter ended March 31, 2026 and the dollar value of shares that may yet be purchased under the authorized program is $200 million.
The Company did not sell unregistered equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed December 9, 2022)
10.1	Credit Agreement, dated as of February 2, 2026, by and among Gibraltar Industries, Inc., the lenders and other parties party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 2, 2026) (1)
10.2*	Form of Award of Performance Units under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan
10.3*	Special 2026 Corporate Bonus Repayment Agreement (Joseph Lovechio)
10.4*	Special 2026 Corporate Bonus Repayment Agreement (Janet Catlett)
10.5*	Special 2026 Corporate Bonus Repayment Agreement (Katherine Bolanoswki)
10.6*	Special 2026 Corporate Bonus Repayment Agreement (Jeffrey Watorek)
31.1*	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1*^	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*^	Certification of the Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
*	Submitted electronically with this Quarterly Report on Form 10-Q.
^	Documents are furnished not filed herewith.

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
Date: May 7, 2026