Form 10-Q
period 2026-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2026-08-05
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of August 3, 2026, the number of shares of common stock outstanding was: 29,683,889.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$509,547	$309,517	$865,834	$555,874
Cost of sales	377,470	221,682	654,886	398,186
Gross profit	132,077	87,835	210,948	157,688
Selling, general, and administrative expense	72,258	48,329	155,585	89,527
Operating income	59,819	39,506	55,363	68,161
Interest expense (income), net	20,965	354	33,989	(1,283)
Other expense (income), net	895	(105)	81	(29)
Income before taxes from continuing operations	37,959	39,257	21,293	69,473
Provision for income taxes	10,626	9,819	6,012	16,920
Income from continuing operations	27,333	29,438	15,281	52,553
Discontinued operations:
Loss before taxes from discontinued operations	(22,582)	(5,381)	(82,453)	(8,544)
Benefit of income taxes from discontinued operations	(3,439)	(1,947)	(7,892)	(3,114)
Loss from discontinued operations	(19,143)	(3,434)	(74,561)	(5,430)
Net income (loss)	$8,190	$26,004	$(59,280)	$47,123

Net earnings per share – Basic:
Income from continuing operations	$0.92	$0.99	$0.51	$1.75
Loss from discontinued operations	(0.64)	(0.12)	(2.50)	(0.18)
Net income (loss)	$0.28	$0.87	$(1.99)	$1.57
Weighted average shares outstanding – Basic	29,770	29,717	29,781	30,027

Net earnings per share – Diluted:
Income from continuing operations	$0.92	$0.99	$0.51	$1.74
Loss from discontinued operations	(0.64)	(0.12)	(2.50)	(0.18)
Net income (loss)	$0.28	$0.87	$(1.99)	$1.56
Weighted average shares outstanding – Diluted	29,809	29,806	29,835	30,133
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$8,190	$26,004	$(59,280)	$47,123
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,371)	2,262	(2,269)	2,311
Total comprehensive income (loss)	$6,819	$28,266	$(61,549)	$49,434
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,147	$115,724
Trade receivables, net of allowance of $3,004 and $2,558, respectively	259,987	120,327
Costs in excess of billings, net	23,772	26,799
Inventories, net	268,010	116,770
Prepaid expenses and other current assets	74,430	56,904
Assets of discontinued operations	71,098	192,362
Total current assets	712,444	628,886
Property, plant, and equipment, net	190,518	130,456
Operating lease assets	164,046	55,355
Goodwill	939,052	415,032
Customer relationships, net	620,097	109,092
Other intangibles, net	140,721	34,464
Other assets	19,407	20,318
	$2,786,285	$1,393,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$210,672	$108,216
Accrued expenses	199,671	155,807
Billings in excess of costs	6,328	8,879
Liabilities of discontinued operations	72,304	93,120
Total current liabilities	488,975	366,022
Long-term debt	1,218,076	—
Deferred income taxes	12,936	5,116
Non-current operating lease liabilities	151,202	46,199
Other non-current liabilities	24,344	25,868
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,698 and 34,482 shares issued and outstanding, respectively	347	345
Additional paid-in capital	358,365	353,018
Retained earnings	772,183	831,463
Accumulated other comprehensive loss	(5,952)	(3,683)
Treasury stock, at cost; 5,015 and 4,935 shares, respectively	(234,191)	(230,745)
Total stockholders’ equity	890,752	950,398
	$2,786,285	$1,393,603
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(59,280)	$47,123
Loss from discontinued operations	(74,561)	(5,430)
Income from continuing operations	15,281	52,553
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	35,718	16,100
Stock compensation expense	5,147	6,237
Provision for deferred income taxes	921	—
Other, net	4,071	442
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	(90,134)	(25,240)
Inventories	(23,500)	(12,864)
Other current assets and other assets	(10,027)	(6,168)
Accounts payable	75,232	18,281
Accrued expenses and other non-current liabilities	(2,714)	(711)
Net cash provided by operating activities of continuing operations	9,995	48,630
Net cash (used in) provided by operating activities of discontinued operations	(47,397)	9,928
Net cash (used in) provided by operating activities	(37,402)	58,558
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(1,339,657)	(192,946)
Purchases of property, plant, and equipment, net	(11,193)	(28,960)
Net proceeds from sale of business	—	352
Net cash used in investing activities of continuing operations	(1,350,850)	(221,554)
Net cash provided by (used in) investing activities of discontinued operations	74,944	(974)
Net cash used in investing activities	(1,275,906)	(222,528)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,321,000	—
Long-term debt payments	(75,000)	—
Payment of debt issuance costs	(29,311)	—
Purchase of common stock at market prices	(3,928)	(62,499)
Net cash provided by (used in) financing activities	1,212,761	(62,499)
Effect of exchange rate changes on cash	(30)	280
Net decrease in cash and cash equivalents	(100,577)	(226,189)
Cash and cash equivalents at beginning of year	115,724	269,480
Cash and cash equivalents at end of period	$15,147	$43,291
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2026	34,674	$347	$354,993	$763,993	$(4,581)	5,013	$(234,120)	$880,632
Net income	—	—	—	8,190	—	—	—	8,190
Foreign currency translation adjustment	—	—	—	—	(1,371)	—	—	(1,371)
Stock compensation expense	—	—	3,372	—	—	—	—	3,372
Net settlement of restricted stock units	6	—	—	—	—	2	(71)	(71)
Awards of common stock	18	—	—	—	—	—	—	—
Balance at June 30, 2026	34,698	$347	$358,365	$772,183	$(5,952)	5,015	$(234,191)	$890,752

Balance at March 31, 2025	34,401	$344	$346,653	$896,970	$(5,277)	4,911	$(229,352)	$1,009,338
Net income	—	—	—	26,004	—	—	—	26,004
Foreign currency translation adjustment	—	—	—	—	2,262	—	—	2,262
Stock compensation expense	—	—	3,606	—	—	—	—	3,606
Net settlement of restricted stock units	5	—	—	—	—	2	(105)	(105)
Awards of common stock	13	—	—	—	—	—	—	—
Excise tax on repurchase of common stock	—	—	—	—	—	—	75	75
Balance at June 30, 2025	34,419	$344	$350,259	$922,974	$(3,015)	4,913	$(229,382)	$1,041,180
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	34,482	$345	$353,018	$831,463	$(3,683)	4,935	$(230,745)	$950,398
Net loss	—	—	—	(59,280)	—	—	—	(59,280)
Foreign currency translation adjustment	—	—	—	—	(2,269)	—	—	(2,269)
Stock compensation expense	—	—	5,349	—	—	—	—	5,349
Net settlement of restricted stock units	198	2	(2)	—	—	80	(3,446)	(3,446)
Awards of common stock	18	—	—	—	—	—	—	—
Balance at June 30, 2026	34,698	$347	$358,365	$772,183	$(5,952)	5,015	$(234,191)	$890,752

Balance at December 31, 2024	34,313	$343	$343,583	$875,851	$(5,326)	3,960	$(166,417)	$1,048,034
Net income	—	—	—	47,123	—	—	—	47,123
Foreign currency translation adjustment	—	—	—	—	2,311	—	—	2,311
Stock compensation expense	—	—	6,677	—	—	—	—	6,677
Net settlement of restricted stock units	93	1	(1)	—	—	38	(2,474)	(2,474)
Awards of common stock	13	—	—	—	—	—	—	—
Excise tax on repurchase of common stock	—	—	—	—	—	—	(491)	(491)
Common stock repurchased under stock repurchase program	—	—	—	—	—	915	(60,000)	(60,000)
Balance at June 30, 2025	34,419	$344	$350,259	$922,974	$(3,015)	4,913	$(229,382)	$1,041,180

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
Unless otherwise indicated, the consolidated financial statement disclosures and related information disclosed herein relate to the Company's continuing operations, which exclude its Renewables business, and the Company has recast prior period amounts to reflect discontinued operations.
Recent Accounting Pronouncements
The Company evaluated all recent Accounting Standard Updates, including those that are currently effective in 2026 or will be effective after 2026, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no material changes from the recent accounting pronouncements previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(2)    TRADE RECEIVABLES, NET
The following table provides a roll-forward of the allowance for credit losses for the six month period ended June 30, 2026 that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2026	$2,558
Allowance for credit losses acquired in business combination	1,019
Bad debt expense, net of recoveries	227
Accounts written off against allowance and other adjustments	(800)
Ending balance as of June 30, 2026	$3,004

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
As of June 30, 2026, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
For the three and six months ended June 30, 2026 and 2025, respectively, there were no changes to estimated total costs to be incurred related to any individual contract that materially impacted the Company's consolidated financial statements.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of June 30, 2026 and December 31, 2025 was $0.7 million and $1.4 million, respectively. The Company recognized revenue of $9.1 million and $12.6 million during the six months ended June 30, 2026 and 2025, respectively, that was included in the contract liabilities balance of $10.3 million and $15.4 million at December 31, 2025 and 2024, respectively.
(4)    INVENTORIES, NET
Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw material	$172,875	$68,528
Work-in-process	3,786	3,656
Finished goods	91,349	44,586
Total inventories, net	$268,010	$116,770
The reserve for excess, obsolete and slow moving inventory was $9.4 million as of June 30, 2026, including $4.6 million acquired through a business combination. As of December 31, 2025, the reserve was $4.4 million.
(5)    ACQUISITIONS
2026 Acquisition
On February 2, 2026, the Company purchased all the outstanding equity interests of Arundel Square Garden LLC, a Delaware limited liability company, the owner of OmniMax International, LLC ("OmniMax"), a leading U.S.- and Canada-based manufacturer of residential roofing accessories and rainwater management systems. The results of OmniMax have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The purchase consideration for this acquisition was $1.343 billion, which is subject to customary adjustments provided for in the securities purchase agreement, and was funded using a combination of cash on hand and proceeds from new indebtedness.
The purchase price for this acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. Goodwill recognized in this acquisition is primarily attributable to factors such as future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in domestic residential roofing accessories and rainwater management systems markets. The Company is still collecting information necessary to complete the valuation of certain assets acquired and liabilities assumed in the business combination. Accordingly, the amounts recorded for working capital, property, plant and equipment, other assets, other liabilities and goodwill are provisional and may be adjusted during the measurement period as additional information becomes available regarding facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of those amounts at that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of the acquisition. The final value may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets.
For the acquisition of OmniMax, the preliminary excess consideration was recorded as goodwill and approximated $526.7 million, none of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2027.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$5,865
Working capital	109,809
Property, plant and equipment	61,217
Acquired intangible assets	640,000
Other assets	122,517
Other liabilities	(122,706)
Goodwill	526,714
Fair value of purchase consideration	$1,343,416
The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$110,000	18 years
Customer relationships	530,000	15 years
Total	$640,000
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets, such as identified intangible assets and property, plant, and equipment. The fair values of the identified intangible assets are primarily determined using income‑based valuation techniques, including the multi‑period excess earnings method for customer relationships and the relief‑from‑royalty method for trademarks. The fair values of the property, plant, and equipment.is primarily determined using cost approach and market approach.
Since the acquisition date through June 30, 2026, OmniMax contributed approximately $270.9 million in net sales and $17.5 million in operating profit.
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

On March 31, 2025, the Company acquired two privately held businesses within its Residential segment that primarily specialize in the manufacturing of metal roofing systems, along with metal wall panels, siding and trim products. The Company purchased all the outstanding stock of one of the businesses and substantially all of the assets of the other business for a combined purchase consideration of $92.6 million, which includes working capital adjustments and certain other adjustments provided for in the purchase agreements. A portion of the purchase consideration was funded with cash on hand, with the remaining portion payable in 2026. The Company recorded an acquisition payable included in accrued expenses of $5.4 million and $11.3 million as of June 30, 2026 and December 31, 2025, respectively, to reflect this obligation.
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
The purchase price for these acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisitions. Goodwill recognized in these acquisitions is primarily attributable to factors such as future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in domestic agtech structures and metal roofing markets, respectively. Since the respective acquisition dates of the privately held businesses, the Company has recorded measurement-period adjustments, including adjustments as a result of new information obtained about facts and circumstances that existed as of the respective acquisition dates and included an increase of $20.2 million to acquired intangible assets and a corresponding decrease to goodwill. The impact of this adjustment, and other measurement-period adjustments, which would have been recognized in previous periods if the provisional amounts had been finalized as of the respective acquisition dates, have not materially impacted the Company's consolidated statements of operations.
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
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of the identified intangible assets are primarily determined using income‑based valuation techniques, including the multi‑period excess earnings method for customer relationships and backlog and the relief‑from‑royalty method for trademarks.

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
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of the identified intangible assets are primarily determined using income‑based valuation techniques, including the multi‑period excess earnings method for customer relationships and the relief‑from‑royalty method for trademarks.
Pro Forma Information (Unaudited)
As noted above, the Company completed the acquisition of OmniMax on February 2, 2026, and during the six months ended June 30, 2025, the Company completed the acquisitions of Lane Supply and two privately held metal roofing businesses. Accordingly, the Company's consolidated statements of operations do not include certain periods prior to each acquisition, as described below.

Acquisition	Date Acquired	Period Not Included:
		From	To
OmniMax	February 2, 2026	January 1, 2026	February 1, 2026
Lane Supply	February 11, 2025	January 1, 2025	February 10, 2025
Privately held metal roofing businesses	March 31, 2025	January 1, 2025	March 30, 2025
The following unaudited pro forma financial information represents a summary of the consolidated results of continuing operations of the Company for the three and six months ended June 30, 2026 and 2025, assuming the acquisition of OmniMax had been completed on January 1, 2025, and the acquisitions of Lane Supply and the two privately held metal roofing businesses had been completed on January 1, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$509,547	$450,603	$903,213	$831,701
Operating income	63,382	54,386	86,894	83,557
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$(700)	$—	$6,400	$—
Selling, general and administrative costs	1,171	532	17,893	3,083
Total acquisition related costs	$471	$532	$24,293	$3,083
(6)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 are as follows (in thousands):

	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2025	$261,747	$121,607	$31,678	$415,032
Acquired goodwill	526,714	—	—	526,714
Adjustments to prior year acquisitions	(1,609)	—	—	(1,609)
Foreign currency translation	(566)	(519)	—	(1,085)
Balance at June 30, 2026	$786,286	$121,088	$31,678	$939,052
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of June 30, 2026 and December 31, 2025.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of June 30, 2026 which would require an interim impairment test to be performed.

Intangible Assets
Intangible assets consisted of the following (in thousands):

	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$19,570	$—	$19,570	$—
Finite-lived intangible assets:
Trademarks	123,300	5,307	13,300	2,253
Unpatented technology	26,591	23,433	26,698	22,851
Customer relationships	671,003	50,906	139,835	30,743
	820,894	79,646	179,833	55,847
Total intangible assets	$840,464	$79,646	$199,403	$55,847
The following table summarizes the intangible asset amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$13,422	$5,697	$23,755	$9,118
Amortization expense related to intangible assets for the remainder of fiscal 2026 and the next five years thereafter is estimated as follows (in thousands):

	2026	2027	2028	2029	2030	2031
Amortization expense	$27,145	$53,994	$53,754	$53,692	$52,652	$52,164
(7)    LONG-TERM DEBT
The following table summarizes the Company's long-term debt at June 30, 2026 (in thousands):

Term Loan A Facility	$625,000
Term Loan B Facility	600,000
Revolving Credit Facility	21,000
Unamortized debt issuance costs	(27,924)
1,218,076
Less current maturities	—
Total long-term debt	$1,218,076
The Company had no outstanding debt at December 31, 2025.
The aggregate contractual maturities of long-term debt during each of the five annual periods after June 30, 2026 (in thousands):

	2027	2028	2029	2030	2031
Aggregate amount of maturities	$—	$15,625	$32,500	$36,563	$561,312
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
The Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. In addition, the Credit Agreement contains certain events of default, including relating to a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement. As of June 30, 2026, the Company was in compliance with all financial covenants.

The following table sets forth the Company's revolving credit facility availability under the Credit Agreement as of June 30, 2026 (in thousands):

Total revolving credit facility	$500,000
Less: borrowings outstanding under the revolving credit facility	(21,000)
Less: standby letters of credit issued to third parties	(8,733)
Revolving credit facility availability	$470,267
The carrying values of borrowings under the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility approximate fair value due to the variable rate features of these instruments. The fair value of the Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility are classified as Level 2 within the fair value hierarchy as they are determined using observable market inputs other than quoted price for identical instruments in active markets.
Prior to February 2, 2026
Revolving Credit Facility
On December 8, 2022, the Company entered into a credit agreement (the "2022 Credit Agreement") which provided for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. At December 31, 2025, the Company had no outstanding borrowings and had $6.2 million of letters of credit issued to third parties. In connection with entering into the Credit Agreement, on February 2, 2026, the Company terminated the 2022 Credit Agreement. There were no outstanding borrowings under the 2022 Credit Agreement as of the date of termination or at June 30, 2026.
(8)    EQUITY-BASED COMPENSATION
The Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (the "Amended 2018 Plan"), which includes a total of 1,631,707 shares available for issuance, allows the Company to grant equity-based incentive compensation awards in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights to eligible participants.
The Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors (the "Non-Employee Directors Plan"), which includes 200,000 shares available for issuance, allows the Company to grant awards of shares of the Company's common stock to current non-employee directors of the Company, and permits the Directors to defer receipt of such shares pursuant to the terms of the Non-Employee Directors Plan.
Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted, along with the weighted-average grant-date fair value of each award, during the six months ended June 30,:

	2026		2025
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards		Weighted- Average Grant-Date Fair Value
Performance stock units (1)	208,858	$42.55	137,940	(2)	$61.98
Restricted stock units	69,859	$43.93	57,119		$64.20
Deferred stock units	3,059	$37.59	2,172		$52.95
Common shares	18,354	$37.59	13,032		$52.95
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
Total MSPP liabilities recorded on the consolidated balance sheet as of June 30, 2026 were $19.3 million, of which $2.5 million was included in current accrued expenses and $16.8 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2025 were $22.2 million, of which $3.1 million was included in current accrued expenses and $19.1 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $11.3 million and $15.7 million at June 30, 2026 and December 31, 2025, respectively.
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities:

	Six Months Ended June 30,
	2026	2025
Restricted stock units credited	6,916	19,414
MSPP liabilities paid (in thousands)	$3,053	$1,928
(9)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company periodically undertakes restructuring initiatives as part of its focus to improve operating performance and optimize its business portfolio. These initiatives have led to reorganizing the Company's manufacturing footprint, outsourcing or discontinuing low-volume, low margin products, or selling or exiting less profitable businesses or product lines. As a result, the Company has incurred costs related to discrete restructuring events for moving and closing facilities, severance and inventory write-downs during the six months ended June 30, 2026.
The following tables set forth the exit activity costs and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above (in thousands):

	Three Months Ended June 30,
	2026			2025
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$1,979	$—	$1,979	$1,218	$—	$1,218
Agtech	24	—	24	207	157	364
Infrastructure	—	—	—	—	—	—
Corporate	265	—	265	—	—	—
Total	$2,268	$—	$2,268	$1,425	$157	$1,582

	Six Months Ended June 30,
	2026			2025
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$3,944	$274	$4,218	$2,355	$—	$2,355
Agtech	86	(7)	79	275	157	432
Infrastructure	—	—	—	—	—	—
Corporate	281	—	281	31	—	31
Total	$4,311	$267	$4,578	$2,661	$157	$2,818

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$83	$346	$528	$580
Selling, general, and administrative expense	2,185	1,236	4,050	2,238
Total exit activity and asset impairment charges	$2,268	$1,582	$4,578	$2,818
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheets relating to the Company’s restructuring efforts (in thousands):

	2026	2025
Balance at January 1	$815	$121
Exit activity costs recognized	4,311	2,661
Cash payments	(3,760)	(2,256)
Balance at June 30	$1,366	$526
(10)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes (in thousands)	$10,626	$9,819	$6,012	$16,920
Effective tax rate	28.0%	25.0%	28.2%	24.4%
The effective tax rate for the three and six months ended June 30, 2026 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization.
The effective tax rate for the three and six months ended June 30, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization and favorable discrete items due to an excess tax benefit on stock-based compensation.

(11)    EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	29,770	29,717	29,781	30,027
Dilutive effect of common stock options and stock units	39	89	54	106
Dilutive weighted average shares outstanding	29,809	29,806	29,835	30,133
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock units	210	76	85	63
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
The accounting policies of the Company's segments are the same as those described in Note 1 "Summary of Significant Accounting Policies" included in the Company's annual report on Form 10-K for the year ended December 31, 2025. The following tables illustrate certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended June 30, 2026
	Residential	Agtech	Infrastructure	Total
Net sales	$425,852	$58,832	$24,863	$509,547
Less (1):
Operating expenses (2)	365,349	52,925	19,016	437,290
Segment profit	60,503	5,907	5,847	72,257
Reconciliation of segment profit
Unallocated corporate expenses				(12,438)
Interest expense, net				(20,965)
Other expense, net				(895)
Income before taxes from continuing operations				$37,959

	Three Months Ended June 30, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$230,258	$54,092	$25,167	$309,517
Less (1):
Operating expenses (2)	186,647	54,586	18,084	259,317
Segment profit (loss)	43,611	(494)	7,083	50,200
Reconciliation of segment profit
Unallocated corporate expenses				(10,694)
Interest expense, net				(354)
Other income, net				105
Income before taxes from continuing operations				$39,257

	Six Months Ended June 30, 2026
	Residential	Agtech	Infrastructure	Total
Net sales	$707,287	$114,462	$44,085	$865,834
Less (1):
Operating expenses (2)	626,538	105,228	34,521	766,287
Segment profit	80,749	9,234	9,564	99,547
Reconciliation of segment profit
Unallocated corporate expenses				(44,184)
Interest expense, net				(33,989)
Other expense, net				(81)
Income before taxes from continuing operations				$21,293

	Six Months Ended June 30, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$410,252	$99,132	$46,490	$555,874
Less (1):
Operating expenses (2)	335,381	96,241	34,149	465,771
Segment profit	74,871	2,891	12,341	90,103
Reconciliation of segment profit
Unallocated corporate expenses				(21,942)
Interest income, net				1,283
Other income, net				29
Income before taxes from continuing operations				$69,473
Footnotes:
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Operating expenses for each reportable segment includes inventory and manufacturing expenses, employee compensation, depreciation and amortization, freight services, other costs of sales expenses, and other selling, general and administrative expenses.

The following table presents the reported segments' and unallocated corporate reported depreciation and amortization (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Residential	$16,456	$3,239	$28,585	$5,766
Agtech	1,996	4,539	4,084	7,299
Infrastructure	389	699	1,102	1,400
Unallocated corporate expenses	974	817	1,947	1,635
Total depreciation and amortization	$19,815	$9,294	$35,718	$16,100
The following table presents the assets of the reported segments, unallocated corporate assets and assets of discontinued operations as of (in thousands):

	June 30, 2026	December 31, 2025
Residential	$2,249,046	$639,397
Agtech	296,189	290,785
Infrastructure	84,041	78,266
Unallocated corporate assets	85,911	192,793
Assets of discontinued operations	71,098	192,362
Total assets	$2,786,285	$1,393,603
The following presents disaggregated revenue by timing of transfer of control to customers by reported segment (in thousands):

	Three Months Ended June 30, 2026
	Residential	Agtech	Infrastructure	Total
Point in Time	$425,852	$545	$12,609	$439,006
Over Time	—	58,287	12,254	70,541
Total net sales	$425,852	$58,832	$24,863	$509,547

	Three Months Ended June 30, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$230,258	$144	$11,674	$242,076
Over Time	—	53,948	13,493	67,441
Total net sales	$230,258	$54,092	$25,167	$309,517

	Six Months Ended June 30, 2026
	Residential	Agtech	Infrastructure	Total
Point in Time	$707,287	$913	$19,697	$727,897
Over Time	—	113,549	24,388	137,937
Total net sales	$707,287	$114,462	$44,085	$865,834

	Six Months Ended June 30, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$410,252	$420	$19,554	$430,226
Over Time	—	98,712	26,936	125,648
Total net sales	$410,252	$99,132	$46,490	$555,874

(13)    DISCONTINUED OPERATIONS
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. On February 20, 2026, the Company completed the sale of certain assets related to the Renewables business to a third-party, as described below. Subsequent to June 30, 2026, the Company completed the sale of the remaining portion of the Renewables business to a third-party, refer to Note 14 "Subsequent Event" for additional information. The Renewables business was previously reported under the Renewables segment in accordance with ASC Subtopic 280.
During the three and six months ended June 30, 2026, and as of December 31, 2025, the Renewables business remained classified as held for sale and as a discontinued operation. As of March 31, 2026, the Company performed a fair value less cost to sell analysis at each reporting date and determined that its carrying amount exceeded fair value less costs to sell. As a result, the Company recorded a remeasurement adjustment before income taxes of $47.4 million, which is included in the loss before taxes from discontinued operations on the consolidated statements of operations for the six months ended June 30, 2026. As of June 30, 2026, the Company updated its fair value less cost to sell analysis and again determined that its carrying amount exceeded fair value less costs to sell. Accordingly, the Company recorded an additional remeasurement adjustment before income taxes of $20.0 million, which is included in the loss before taxes from discontinued operations on the consolidated statements of operations for the three months ended June 30, 2026. Total remeasurement adjustments before income taxes recorded during the six months ended June 30, 2026 were $67.4 million. The fair value measurement is categorized within Level 3 of the fair value hierarchy based on significant unobservable inputs in accordance with ASC Topic 820.
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

	June 30, 2026	December 31, 2025
Assets of the discontinued operations:
Trade receivables, net	$46,376	$56,382
Costs in excess of billings, net	19,528	19,390
Inventories, net	20,673	30,954
Prepaid expenses and other current assets	4,866	4,540
Property, plant, and equipment, net	20,400	21,446
Operating lease assets	4,434	5,084
Goodwill	152,215	184,230
Acquired intangibles	46,026	46,303
Impairment and remeasurement adjustments	(243,420)	(175,967)
Total assets classified as discontinued operations (1)	$71,098	$192,362

Liabilities of the discontinued operations:
Accounts payable	$22,103	$28,320
Accrued expenses	23,596	27,135
Billings in excess of costs	23,865	34,202
Non-current operating lease liabilities	2,740	3,463
Total liabilities classified as discontinued operations (1)	$72,304	$93,120
(1) Total held for sale assets and liabilities of the discontinued operations are classified as current on the June 30, 2026 and December 31, 2025 consolidated balance sheets as the Company remained committed to the sale plan and continued to meet the criteria for discontinued operations. The sale was completed subsequent to June 30, 2026 as described in Note 14 "Subsequent Event."

The following table is the components of the loss before taxes from discontinued operations before tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$60,180	$53,588	$109,566	$97,246
Operating expenses	61,399	58,946	144,939	105,749
Remeasurement adjustment	20,006	—	67,453	—
Other expenses (income), net	1,357	23	(20,373)	41
Loss before taxes from discontinued operations	$(22,582)	$(5,381)	$(82,453)	$(8,544)
In April 2026, the Company entered into a settlement agreement to resolve certain disputed warranty claims related to the discontinued operation. The settlement amount of $25.0 million had been accrued as of March 31, 2026, included in accrued expenses of discontinued operations, and was recognized as a charge included in loss before taxes from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2026. Accordingly, the charge is also reflected in loss before taxes from discontinued operations in the consolidated statements of operations for the six months ended June 30, 2026. The settlement was paid during the second quarter of 2026.
Disposition
On February 20, 2026, the Company sold certain assets within its Renewables business pertaining to its electrical balance of systems products. The sale of these assets generated net proceeds of $74.9 million in cash, subject to working capital and other customary post-closing adjustments, and resulted in a pre-tax net gain of $20.6 million presented within loss before taxes from discontinued operations in the consolidated statements of operations.
(14) SUBSEQUENT EVENT
Disposition
On July 15, 2026, the Company sold assets related to its Renewables racking and foundations business for $5.0 million in cash, subject to customary post-closing adjustments. This sale completes the divestiture of the Company’s Renewables business, which was classified as held for sale and reported as discontinued operations in the Company's consolidated financial statements effective June 30, 2025. Refer to Note 13 "Discontinued Operations" for more information on the Renewables business which was classified as held for sale and reported as discontinued operations in the Company's consolidated financial statements.

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
As of June 30, 2026, the Company's continuing operations operated in 54 facilities, comprised of 48 manufacturing facilities, strategically located across 23 states and Canada, and six offices, including a sourcing office located in China. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.

Recent Trends
Impacts of Macroeconomic and Geopolitical Conditions on Our Business
The Company continues to monitor economic and macroeconomic and geopolitical conditions that may adversely affect its business, results of operations, and liquidity.
Economic and macroeconomic factors include changes in interest rates, changes to the residential new housing construction and repair markets in the United States, including consumer sentiment, increases in costs of fuel and raw materials, inflationary pressures, global economic uncertainty, change in foreign currency exchange rates, and evolving trade and tariff policies. Ongoing volatility impacts demand for the Company’s products, input costs and logistics expenses, resulting in variability in operating results.
Geopolitical instability in regions, including the ongoing conflict in the Middle East, have and may continue to increase energy and transportation costs, resulting in increased raw material and production costs. Changes in U.S. trade policy, including modifications to tariffs on certain steel and aluminum related products, may also increase costs or require changes to sourcing practices. The ultimate impact of these conditions remains uncertain and will depend on future developments and the duration and severity of these events.
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

Discontinued Operations
During 2026, the Company completed the divestiture of its Renewables business through two separate asset sales. On February 20, 2026, the Company sold certain assets related to its electrical balance of systems product for net cash proceeds of approximately $75 million, subject to working capital and other customary post-closing adjustments. The proceeds were applied toward debt reduction. On July 15, 2026, the Company sold the remaining Renewables business assets related to its racking and foundations operations for $5 million in cash, subject to customary post-closing adjustments, completing the divestiture of the Renewables business.
The Company's Renewables business was classified as held for sale and reported as discontinued operations in the Company's financial statements as of June 30, 2025, driven by a decision to change the Company's strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. Subsequent to classification as held for sale and as discontinued operations, the Company recognized a combined impairment loss and remeasurement adjustment in aggregate of approximately $243 million before income taxes. Unless otherwise indicated, all results and information presented exclude discontinued operations disclosures. See Note 13 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on discontinued operations.

Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The following table sets forth selected results of operations data and percentage of net sales for the three months ended June 30 (in thousands):

	2026		2025
Net sales	$509,547	100.0%	$309,517	100.0%
Cost of sales	377,470	74.1%	221,682	71.6%
Gross profit	132,077	25.9%	87,835	28.4%
Selling, general, and administrative expense	72,258	14.2%	48,329	15.6%
Income from operations	59,819	11.7%	39,506	12.8%
Interest expense	20,965	4.1%	354	0.1%
Other expense (income)	895	0.2%	(105)	0.0%
Income before taxes	37,959	7.4%	39,257	12.7%
Provision for income taxes	10,626	2.0%	9,819	3.2%
Income from continuing operations	27,333	5.4%	29,438	9.5%
Loss from discontinued operations	(19,143)	(3.8)%	(3,434)	(1.1)%
Net income	$8,190	1.6%	$26,004	8.4%
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Impact of
	2026	2025	Total Change	Acquisitions	Ongoing Operations
Net sales:
Residential	$425,852	$230,258	$195,594	$184,518	$11,076
Agtech	58,832	54,092	4,740	—	4,740
Infrastructure	24,863	25,167	(304)	—	(304)
Consolidated	$509,547	$309,517	$200,030	$184,518	$15,512
Consolidated net sales increased by $200.0 million, or 64.6%, to $509.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by sales generated from acquisitions of $184.5 million, primarily the result of the OmniMax acquisition in the prior quarter of 2026. Organic growth of 5%, the result of price increases to align with rising commodity costs, also contributed to the increase in net sales.
Net sales in the Company's Residential segment increased $195.6 million, or 84.9%, to $425.9 million for the three months ended June 30, 2026 compared to $230.3 million for the three months ended June 30, 2025. The higher net sales was driven by acquisitions of $184.5 million, primarily generated from the current year acquisition of OmniMax. Organic net sales increased 5%, the result of timing of price/cost adjustments.
Net sales in the Company's Agtech segment increased 8.7%, or $4.7 million, to $58.8 million for the three months ended June 30, 2026 compared to $54.1 million for the three months ended June 30, 2025. The net sales increase was due to growth in both the commercial and structures businesses. Backlog decreased 34% year over year.
Net sales in the Company's Infrastructure segment decreased $0.3 million, or 1.2%, to $24.9 million for the three months ended June 30, 2026 compared to $25.2 million for the three months ended June 30, 2025, impacted by timing of projects. Backlog increased 2% from the prior year, as demand and quoting activity remained strong.
The Company's consolidated gross margin decreased to 25.9% for the three months ended June 30, 2026 compared to 28.4% for the three months ended June 30, 2025. The decrease was driven by business and product line mix, unfavorable alignment of price/material cost, and the impact of ongoing integration activities, partially offset by overall continued operational efficiencies along with 80/20 initiatives.

Selling, general, and administrative ("SG&A") expense increased by $23.9 million, or 49.5% to $72.3 million for the three months ended June 30, 2026 compared to $48.3 million for the three months ended June 30, 2025. The $23.9 million increase was primarily due to incremental SG&A expense incurred in connection with recent acquisitions along with higher acquisition-related expense as compared to the prior year quarter. SG&A expense as a percentage of net sales decreased to 14.2% for the three months ended June 30, 2026 compared to 15.6% for the three months ended June 30, 2025.
The following table sets forth the Company’s operating income and operating income as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2026		2025		Total Change
Operating income
Residential	$60,503	14.2%	$43,611	18.9%	$16,892
Agtech	5,907	10.0%	(494)	(0.9)%	6,401
Infrastructure	5,847	23.5%	7,083	28.1%	(1,236)
Unallocated Corporate Expenses	(12,438)	(2.4)%	(10,694)	(3.5)%	(1,744)
Consolidated operating income	$59,819	11.7%	$39,506	12.8%	$20,313
The Residential segment generated an operating margin of 14.2% in the current year quarter compared to 18.9% in the prior year quarter. Operating margin declined year over year, primarily as a result of price/cost alignment, early stage production inefficiencies and the timing of productivity and integration actions and acquisition charges, along with business and product mix during the current year quarter.
The Agtech segment generated an operating margin of 10.0% in the current year quarter compared to (0.9)% in the prior year quarter. Operating margin increased year over year due to higher volumes, along with prior year costs related to the acquisition of Lane Supply in 2025.
The Infrastructure segment generated an operating margin of 23.5% during the three months ended June 30, 2026 compared to 28.1% during the three months ended June 30, 2025. The margin decline year over year was the result of business mix and lower volume.
Unallocated corporate expenses increased $1.7 million to $12.4 million during the three months ended June 30, 2026 from $10.7 million during the three months ended June 30, 2025. The increase was primarily the result of higher acquisition-related expense as compared to the prior year quarter.
Interest expense increased year over year with $21.0 million for the three months ended June 30, 2026 compared to $0.4 million for the three months ended June 30, 2025. The increase in expense was primarily due to the new issuance of debt to fund the acquisition of OmniMax earlier in the year.
The Company recorded other expense of $0.9 million for the three months ended June 30, 2026, compared to other income of $0.1 million for the three months ended June 30, 2025.
The Company recognized a provision for income taxes of $10.6 million, with an effective tax rate of 28.0% for the three months ended June 30, 2026. The effective tax rate for the three months ended June 30, 2026 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization. The Company recognized a provision for income taxes of $9.8 million, with an effective tax rate of 25.0% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization and favorable discrete items due to an excess tax benefit on stock-based compensation.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following table sets forth selected results of operations data and percentage of net sales for the six months ended June 30 (in thousands):

	2026		2025
Net sales	$865,834	100.0%	$555,874	100.0%
Cost of sales	654,886	75.6%	398,186	71.6%
Gross profit	210,948	24.4%	157,688	28.4%
Selling, general, and administrative expense	155,585	18.0%	89,527	16.1%
Income from operations	55,363	6.4%	68,161	12.3%
Interest expense (income)	33,989	3.9%	(1,283)	(0.2)%
Other expense (income)	81	0.0%	(29)	0.0%
Income before taxes	21,293	2.5%	69,473	12.5%
Provision for income taxes	6,012	0.7%	16,920	3.0%
Income from continuing operations	15,281	1.8%	52,553	9.5%
Loss from discontinued operations	(74,561)	(8.6)%	(5,430)	(1.0)%
Net (loss) income	$(59,280)	(6.8)%	$47,123	8.5%
The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

				Impact of
	2026	2025	Total Change	Acquisitions	Ongoing Operations
Net sales:
Residential	$707,287	$410,252	$297,035	$291,846	$5,189
Agtech	114,462	99,132	15,330	11,775	3,555
Infrastructure	44,085	46,490	(2,405)	—	(2,405)
Consolidated	$865,834	$555,874	$309,960	$303,621	$6,339
Consolidated net sales increased by $310.0 million, or 55.8%, to $865.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by sales generated from acquisitions of $303.6 million, primarily the result of the Company's current year acquisition of OmniMax along with incremental sales generated from the Company's prior year acquisitions. Organic growth of 1%, the result of price increases to align with rising commodity costs, also contributed to the increase in net sales.
Net sales in the Company's Residential segment increased $297.0 million, or 72.4%, to $707.3 million for the six months ended June 30, 2026 compared to $410.3 million for the six months ended June 30, 2025. The higher net sales was driven by acquisitions of $291.8 million primarily generated from the current year acquisition of OmniMax, along with incremental sales generated by the prior year acquisitions of the three metal roofing manufacturers. Organic net sales increased 1%, the result of timing of price/cost adjustments.
Net sales in the Company's Agtech segment increased 15.4%, or $15.3 million, to $114.5 million for the six months ended June 30, 2026 compared to $99.1 million for the six months ended June 30, 2025. The revenue increase was largely due to $11.8 million of incremental sales generated from the prior year acquisition of Lane Supply, along with an increase in organic sales, due to timing of projects. Backlog decreased 34% year over year in this segment.
Net sales in the Company's Infrastructure segment decreased $2.4 million, or 5.2%, to $44.1 million for the six months ended June 30, 2026 compared to $46.5 million for the six months ended June 30, 2025, impacted by timing of projects. Backlog increased 2% from the prior year, as demand and quoting activity remained strong.
The Company's consolidated gross margin decreased to 24.4% for the six months ended June 30, 2026 compared to 28.4% for the six months ended June 30, 2025. The decrease was driven by business and product line mix, unfavorable alignment of price/material cost, amortization of fair market value adjustments from business combinations and the impact of ongoing integration activities, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expense increased by $66.1 million, or 73.8% to $155.6 million for the six months ended June 30, 2026 compared to $89.5 million for the six months ended June 30, 2025. The $66.1 million increase was primarily due to incremental SG&A expense incurred in connection with recent acquisitions, along with higher acquisition-related expense as compared to the prior year. SG&A expense as a percentage of net sales increased to 18.0% for the six months ended June 30, 2026 compared to 16.1% for the six months ended June 30, 2025.
The following table sets forth the Company’s operating income and operating income as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2026		2025		Total Change
Operating income
Residential	$80,749	11.4%	$74,871	18.3%	$5,878
Agtech	9,234	8.1%	2,891	2.9%	6,343
Infrastructure	9,564	21.7%	12,341	26.5%	(2,777)
Unallocated Corporate Expenses	(44,184)	(5.1)%	(21,942)	(3.9)%	(22,242)
Consolidated operating income	$55,363	6.4%	$68,161	12.3%	$(12,798)
The Residential segment generated an operating margin of 11.4% in the current year compared to 18.3% in the prior year. Operating margin declined year over year, primarily as a result of price/cost alignment, early stage production inefficiencies and the timing of productivity and integration actions and acquisition charges, along with business and product mix during the current year.
The Agtech segment generated an operating margin of 8.1% in the current year compared to 2.9% in the prior year. Operating margin increased year over year due to higher organic volumes, along with prior year costs related to the acquisition of Lane Supply.
The Infrastructure segment generated an operating margin of 21.7% during the six months ended June 30, 2026 compared to 26.5% during the six months ended June 30, 2025. The margin decline year over year was the result of business mix and lower volume.
Unallocated corporate expenses increased $22.2 million to $44.2 million during the six months ended June 30, 2026 from $21.9 million during the six months ended June 30, 2025. The increase was primarily the result of higher acquisition-related expense as compared to the prior year.
The Company recorded interest expense of $34.0 million during the six months ended June 30, 2026 associated with the new issuance of debt to fund the acquisition of OmniMax. The Company recorded interest income of $1.3 million for the six months ended June 30, 2025, the result of earnings on certain interest-bearing cash accounts.
The Company recognized a provision for income taxes of $6.0 million, with an effective tax rate of 28.2% for the six months ended June 30, 2026. The effective tax rate for the six months ended June 30, 2026 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization. The Company recognized a provision for income taxes of $16.9 million, with an effective tax rate of 24.4% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization and favorable discrete items due to an excess tax benefit on stock-based compensation.

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
The Company expects that its primary cash requirements over the next twelve months will include working capital, capital expenditures, and debt service requirements. The Company believes that cash flows from operations, together with available cash on hand and borrowing capacity under the Revolving Credit Facility—which had approximately $470.3 million of availability as of June 30, 2026—will be sufficient to meet these short-term liquidity requirements. The Company currently expects to continue generating positive operating cash flows during this period and does not anticipate needing to materially increase borrowings to fund its short-term obligations.
Beyond the next twelve months, the Company's liquidity needs will primarily consist of funding ongoing capital expenditures, debt service requirements, future debt maturities and potential strategic investments. The Company expects to meet these long-term obligations through a combination of cash flows generated from operations and continued access to its Revolving Credit Facility. The Company may also evaluate additional financing alternatives, as appropriate, to support its long-term growth initiatives or refinance upcoming maturities. Based on current projections and market conditions, the Company believes that its existing sources of liquidity will be adequate to satisfy its long-term cash requirements.
Historically the Company's international operations have generated cash flow from operations sufficient to fund their working capital needs and capital improvements. As of June 30, 2026 and December 31, 2025, the Company's international subsidiaries held $5.1 million and $4.4 million of cash, respectively.
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
Authorized Share Repurchase Program
In April 2025, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. As of June 30, 2026, the Company has not purchased any shares under this authorized program.
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
Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2026	2025
Net cash provided by (used in):
Operating activities of continuing operations	$9,995	$48,630
Investing activities of continuing operations	(1,350,850)	(221,554)
Financing activities	1,212,761	(62,499)
Discontinued operations	27,547	8,954
Effect of foreign exchange rate changes	(30)	280
Net decrease in cash and cash equivalents	$(100,577)	$(226,189)
Operating Activities
Net cash provided by operating activities of continuing operations for the six months ended June 30, 2026 of $10.0 million consisted of income from continuing operations of $15.3 million, non-cash net charges totaling $45.8 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $51.1 million of cash invested in working capital and other net operating assets. The cash invested in working capital and other net operating assets was primarily the result of increases in accounts receivable and inventory, partially offset by increases in accounts payable, largely the result of seasonal demand, as well as settlement of assumed liabilities related to success-based costs incurred by OmniMax as a result of the sale.
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
Investing Activities
Net cash used in investing activities of continuing operations for the six months ended June 30, 2026 of $1,350.9 million primarily reflected the acquisition of OmniMax for $1,337.6 million and a $2.1 million acquisition-payable payment related to one of the metal roofing businesses acquired in 2025, as well as net capital expenditures of $11.2 million.
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
Financing Activities
Net cash provided by financing activities totaled $1,212.8 million for the six months ended June 30, 2026 primarily reflected $1,321.0 million of proceeds from long-term debt, which were used to fund the acquisition of OmniMax, refinance certain existing indebtedness, and pay related fees and expenses. These inflows were partially offset by $75.0 million of long-term debt repayments, $29.3 million of debt issuance cost payments, $3.4 million was used to repurchase common stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans, and a $0.5 million excise tax payment related to the repurchase of common stock in 2025 under the Company's authorized share repurchase program.
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
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the quarter ended June 30, 2026 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended June 30, 2026, except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Armed conflict, future terror attacks, natural disasters or other catastrophic events or public health crises beyond the Company's control could negatively impact the Company's business, results of operations, and cash flows.
Armed conflict, terrorist activities, civil disturbances, natural or man-made disasters, including those that may increase in frequency or severity due to climate change, or other catastrophic events or public health crises, could result in material, economic instability or recession, material damage to the Company's facilities operational disruptions, reduced production capacity, and decreased demand for the Company's products. The Company continues to monitor the ongoing conflict between Russia and Ukraine, as well as other conflicts, including the ongoing conflicts in the Middle East, which have already affected energy and raw materials costs for the Company’s products, thereby affecting the Company’s results of operations. If these conflicts are not resolved, they may continue to result in inflationary conditions and economic instability, affecting the Company’s end markets, which could adversely affect the Company’s business. The Company has experienced operating disruptions related to severe weather across the U.S., and from time to time, terrorist activities worldwide have caused instability in global financial markets. The Company could incur losses and liabilities arising from such events, and any resulting business interruptions could have an adverse effect on the Company's business, results of operations and cash flows.
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
The Company did not purchase shares during the quarter ended June 30, 2026 and the dollar value of shares that may yet be purchased under the authorized program is $200 million.
The Company did not sell unregistered equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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
Date: August 5, 2026