Form 10-Q
period 2026-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2026-11-05
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of November 3, 2026, the number of shares of common stock outstanding was: 29,706,414.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$479,570	$310,939	$1,345,404	$866,813
Cost of sales	364,522	228,193	1,019,408	626,379
Gross profit	115,048	82,746	325,996	240,434
Selling, general, and administrative expense	65,786	42,804	221,371	132,331
Operating income	49,262	39,942	104,625	108,103
Interest expense (income), net	21,522	2	55,511	(1,281)
Other income, net	(2,721)	(1,989)	(2,640)	(2,018)
Income before taxes from continuing operations	30,461	41,929	51,754	111,402
Provision for income taxes	9,835	8,724	15,847	25,644
Income from continuing operations	20,626	33,205	35,907	85,758
Discontinued operations:
Loss before taxes from discontinued operations	(12,567)	(163,178)	(95,020)	(171,722)
Benefit of income taxes from discontinued operations	(3,653)	(40,911)	(11,545)	(44,025)
Loss from discontinued operations	(8,914)	(122,267)	(83,475)	(127,697)
Net income (loss)	$11,712	$(89,062)	$(47,568)	$(41,939)

Net earnings per share – Basic:
Income from continuing operations	$0.69	$1.12	$1.20	$2.87
Loss from discontinued operations	(0.30)	(4.11)	(2.80)	(4.27)
Net income (loss)	$0.39	$(2.99)	$(1.60)	$(1.40)
Weighted average shares outstanding – Basic	29,793	29,736	29,786	29,925

Net earnings per share – Diluted:
Income from continuing operations	$0.69	$1.11	$1.20	$2.85
Loss from discontinued operations	(0.30)	(4.09)	(2.79)	(4.25)
Net income (loss)	$0.39	$(2.98)	$(1.59)	$(1.40)
Weighted average shares outstanding – Diluted	29,906	29,863	29,863	30,038
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$11,712	$(89,062)	$(47,568)	$(41,939)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(325)	(765)	(2,594)	1,546
Total comprehensive income (loss)	$11,387	$(89,827)	$(50,162)	$(40,393)
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,188	$115,724
Trade receivables, net of allowance of $2,818 and $2,558, respectively	215,387	120,327
Costs in excess of billings, net	25,326	26,799
Inventories, net	277,193	116,770
Prepaid expenses and other current assets	63,714	56,904
Assets of discontinued operations	11,342	192,362
Total current assets	628,150	628,886
Property, plant, and equipment, net	188,708	130,456
Operating lease assets	160,839	55,355
Goodwill	939,550	415,032
Customer relationships, net	608,540	109,092
Other intangibles, net	138,843	34,464
Other assets	19,760	20,318
	$2,684,390	$1,393,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$207,062	$108,216
Accrued expenses	128,006	155,807
Billings in excess of costs	9,629	8,879
Liabilities of discontinued operations	14,893	93,120
Total current liabilities	359,590	366,022
Long-term debt	1,238,384	—
Deferred income taxes	10,732	5,116
Non-current operating lease liabilities	147,100	46,199
Other non-current liabilities	25,028	25,868
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,729 and 34,482 shares issued and outstanding, respectively	347	345
Additional paid-in capital	360,253	353,018
Retained earnings	783,895	831,463
Accumulated other comprehensive loss	(6,277)	(3,683)
Treasury stock, at cost; 5,025 and 4,935 shares, respectively	(234,662)	(230,745)
Total stockholders’ equity	903,556	950,398
	$2,684,390	$1,393,603
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(47,568)	$(41,939)
Loss from discontinued operations	(83,475)	(127,697)
Income from continuing operations	35,907	85,758
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	55,607	23,101
Stock compensation expense	7,035	7,465
Provision for deferred income taxes	921	7
Other, net	3,250	1,154
Changes in operating assets and liabilities net of effects from acquisitions:
Trade receivables and costs in excess of billings	(46,986)	(28,705)
Inventories	(32,556)	(7,907)
Other current assets and other assets	(4,408)	4,979
Accounts payable	71,615	25,971
Accrued expenses and other non-current liabilities	(71,019)	(6,443)
Net cash provided by operating activities of continuing operations	19,366	105,380
Net cash (used in) provided by operating activities of discontinued operations	(55,556)	26,168
Net cash (used in) provided by operating activities	(36,190)	131,548
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(1,339,581)	(210,455)
Purchases of property, plant, and equipment	(15,539)	(37,428)
Net proceeds from sale of property and equipment	2,936	252
Net proceeds from sale of business	—	352
Net cash used in investing activities of continuing operations	(1,352,184)	(247,279)
Net cash provided by (used in) investing activities of discontinued operations	76,549	(1,015)
Net cash used in investing activities	(1,275,635)	(248,294)
Cash Flows from Financing Activities
Proceeds from long-term debt	1,340,000	—
Long-term debt payments	(75,000)	—
Payment of debt issuance costs	(29,311)	—
Purchase of common stock at market prices	(4,399)	(63,740)
Net proceeds from issuance of common stock	—	198
Net cash provided by (used in) financing activities	1,231,290	(63,542)
Effect of exchange rate changes on cash	(1)	211
Net decrease in cash and cash equivalents	(80,536)	(180,077)
Cash and cash equivalents at beginning of year	115,724	269,480
Cash and cash equivalents at end of period	$35,188	$89,403
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2026	34,698	$347	$358,365	$772,183	$(5,952)	5,015	$(234,191)	$890,752
Net income	—	—	—	11,712	—	—	—	11,712
Foreign currency translation adjustment	—	—	—	—	(325)	—	—	(325)
Stock compensation expense	—	—	1,888	—	—	—	—	1,888
Net settlement of restricted stock units	31	—	—	—	—	10	(471)	(471)
Balance at September 30, 2026	34,729	$347	$360,253	$783,895	$(6,277)	5,025	$(234,662)	$903,556

Balance at June 30, 2025	34,419	$344	$350,259	$922,974	$(3,015)	4,913	$(229,382)	$1,041,180
Net loss	—	—	—	(89,062)	—	—	—	(89,062)
Foreign currency translation adjustment	—	—	—	—	(765)	—	—	(765)
Stock compensation expense	—	—	1,458	—	—	—	—	1,458
Net settlement of restricted stock units	52	1	(1)	—	—	20	(1,241)	(1,241)
Stock options exercised	5	—	198	—	—	—	—	198
Excise tax on repurchase of common stock	—	—	—	—	—	—	6	6
Balance at September 30, 2025	34,476	$345	$351,914	$833,912	$(3,780)	4,933	$(230,617)	$951,774

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	34,482	$345	$353,018	$831,463	$(3,683)	4,935	$(230,745)	$950,398
Net loss	—	—	—	(47,568)	—	—	—	(47,568)
Foreign currency translation adjustment	—	—	—	—	(2,594)	—	—	(2,594)
Stock compensation expense	—	—	7,237	—	—	—	—	7,237
Net settlement of restricted stock units	229	2	(2)	—	—	90	(3,917)	(3,917)
Awards of common stock	18	—	—	—	—	—	—	—
Balance at September 30, 2026	34,729	$347	$360,253	$783,895	$(6,277)	5,025	$(234,662)	$903,556

Balance at December 31, 2024	34,313	$343	$343,583	$875,851	$(5,326)	3,960	$(166,417)	$1,048,034
Net loss	—	—	—	(41,939)	—	—	—	(41,939)
Foreign currency translation adjustment	—	—	—	—	1,546	—	—	1,546
Stock compensation expense	—	—	8,135	—	—	—	—	8,135
Net settlement of restricted stock units	145	2	(2)	—	—	58	(3,715)	(3,715)
Awards of common stock	13	—	—	—	—	—	—	—
Stock options exercised	5	—	198	—	—	—	—	198
Excise tax on repurchase of common stock	—	—	—	—	—	—	(485)	(485)
Common stock repurchased under stock repurchase program	—	—	—	—	—	915	(60,000)	(60,000)
Balance at September 30, 2025	34,476	$345	$351,914	$833,912	$(3,780)	4,933	$(230,617)	$951,774

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of results for the interim period have been included. Certain prior-period amounts have been reclassified to conform to the current-period presentation. The Company's operations are seasonal, for this and other reasons financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2025.
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
(2)    TRADE RECEIVABLES, NET
The following table provides a roll-forward of the allowance for credit losses for the nine month period ended September 30, 2026 that is deducted from the amortized cost basis of trade receivables to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2026	$2,558
Allowance for credit losses on trade receivables acquired in a business combination	1,019
Bad debt expense, net of recoveries	145
Accounts written off against allowance and other adjustments	(904)
Ending balance as of September 30, 2026	$2,818

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
As of September 30, 2026, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
For the three and nine months ended September 30, 2026 and 2025, respectively, there were no changes to estimated total costs to be incurred related to any individual contract that materially impacted the Company's consolidated financial statements.
Contract assets consist of net costs in excess of billings, classified as current assets in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of costs, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of September 30, 2026 and December 31, 2025 was $0.8 million and $1.4 million, respectively. The Company recognized revenue of $9.3 million and $13.4 million during the nine months ended September 30, 2026 and 2025, respectively, that was included in the contract liabilities balance of $10.3 million and $15.4 million at December 31, 2025 and 2024, respectively.
(4)    INVENTORIES, NET
Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw material	$166,188	$68,528
Work-in-process	3,809	3,656
Finished goods	107,196	44,586
Total inventories, net	$277,193	$116,770
The reserve for excess, obsolete and slow moving inventory was $10.4 million as of September 30, 2026, including $4.6 million acquired through a business combination. As of December 31, 2025, the reserve was $4.4 million.
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
The purchase price for this acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. Goodwill recognized in this acquisition is primarily attributable to factors such as future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in domestic residential roofing accessories and rainwater management systems markets. The Company is still collecting information necessary to complete the valuation of certain assets acquired and liabilities assumed in the business combination. Accordingly, the amounts recorded for working capital, other assets, other liabilities and goodwill are provisional and may be adjusted during the measurement period as additional information becomes available regarding facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of those amounts at that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of the acquisition.
For the acquisition of OmniMax, the preliminary excess consideration was recorded as goodwill and approximated $527.2 million, none of which is deductible for tax purposes. The final purchase price allocation will be completed no later than the first quarter of fiscal year 2027.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$5,865
Working capital	106,351
Property, plant and equipment	62,201
Acquired intangible assets	640,000
Other assets	125,053
Other liabilities	(123,225)
Goodwill	527,171
Fair value of purchase consideration	$1,343,416
The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$110,000	18 years
Customer relationships	530,000	15 years
Total	$640,000
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets, such as identified intangible assets and property, plant, and equipment. The fair values of the identified intangible assets are primarily determined using income‑based valuation techniques, including the multi‑period excess earnings method for customer relationships and the relief‑from‑royalty method for trademarks. The fair values of the property, plant, and equipment is primarily determined using cost approach and market approach.
Since the acquisition date through September 30, 2026, OmniMax contributed approximately $431.5 million in net sales and $29.1 million in operating profit.
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

On March 31, 2025, the Company acquired two privately held businesses within its Residential segment that primarily specialize in the manufacturing of metal roofing systems, along with metal wall panels, siding and trim products. The Company purchased all the outstanding stock of one of the businesses and substantially all of the assets of the other business for a combined purchase consideration of $92.6 million, which includes working capital adjustments and certain other adjustments provided for in the purchase agreements. A portion of the purchase consideration was funded with cash on hand, with the remaining portion payable in 2026. The Company recorded an acquisition payable included in accrued expenses of $5.4 million and $11.3 million as of September 30, 2026 and December 31, 2025, respectively, to reflect this obligation.
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
Pro Forma Information (Unaudited)
As noted above, the Company completed the acquisition of OmniMax on February 2, 2026, and during the nine months ended September 30, 2025, the Company completed the acquisitions of Lane Supply and three privately held metal roofing businesses. Accordingly, the Company's consolidated statements of operations do not include certain periods prior to each acquisition, as described below.

Acquisition	Date Acquired	Period Not Included:
		From	To
OmniMax	February 2, 2026	January 1, 2026	February 1, 2026
Lane Supply	February 11, 2025	January 1, 2025	February 10, 2025
Privately held metal roofing businesses	March 31, 2025	January 1, 2025	March 30, 2025
Privately held metal roofing business	July 31, 2025	January 1, 2025	July 30, 2025
The following unaudited pro forma financial information represents a summary of the consolidated results of continuing operations of the Company for the three and nine months ended September 30, 2026 and 2025, assuming the acquisition of OmniMax had been completed on January 1, 2025, and the acquisitions of Lane Supply and the three privately held metal roofing businesses had been completed on January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$479,570	$451,960	$1,382,783	$1,287,990
Operating income	51,676	54,542	139,273	138,730
These pro forma amounts have been compiled by combining the historical results of these businesses with the results of the Company, after applying applicable accounting policies and pro forma adjustments, primarily for: (i) amortization that would have been recognized assuming preliminary fair value adjustments to intangible assets and fair value step-up of inventory had been applied from January 1, 2025 for OmniMax; (ii) elimination of non-recurring acquisition and related integration costs associated with the OmniMax acquisition; and (iii) amortization that would have been recognized assuming fair value adjustments to intangible assets had been applied from January 1, 2024 for Lane Supply and the three privately held metal roofing businesses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$—	$—	$6,400	$—
Selling, general and administrative costs	1,153	824	19,046	3,907
Total acquisition related costs	$1,153	$824	$25,446	$3,907
(6)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are as follows (in thousands):

	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2025	$261,747	$121,607	$31,678	$415,032
Acquired goodwill	527,171	—	—	527,171
Adjustments to prior year acquisitions	(1,609)	—	—	(1,609)
Foreign currency translation	(599)	(445)	—	(1,044)
Balance at September 30, 2026	$786,710	$121,162	$31,678	$939,550
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of September 30, 2026 and December 31, 2025.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of September 30, 2026 which would require an interim impairment test to be performed.

Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$19,570	$—	$19,570	$—
Finite-lived intangible assets:
Trademarks	123,300	7,068	13,300	2,253
Unpatented technology	26,656	23,615	26,698	22,851
Customer relationships	671,008	62,468	139,835	30,743
	820,964	93,151	179,833	55,847
Total intangible assets	$840,534	$93,151	$199,403	$55,847
The following table summarizes the intangible asset amortization expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$13,336	$3,299	$37,091	$12,417
Amortization expense related to intangible assets for the remainder of fiscal 2026 and the next five years thereafter is estimated as follows (in thousands):

	2026	2027	2028	2029	2030	2031
Amortization expense	$13,572	$53,994	$53,754	$53,692	$52,652	$52,164
(7)    LONG-TERM DEBT
The following table summarizes the Company's long-term debt at September 30, 2026 (in thousands):

Term Loan A Facility	$625,000
Term Loan B Facility	600,000
Revolving Credit Facility	40,000
Unamortized debt issuance costs	(26,616)
1,238,384
Less current maturities	—
Total long-term debt	$1,238,384
The Company had no outstanding debt at December 31, 2025.
The aggregate contractual maturities of long-term debt during each of the five successive twelve month periods following September 30, 2026 (in thousands):

	Twelve Months Ending September 30,
	2027	2028	2029	2030	2031
Aggregate amount of maturities	$—	$23,750	$32,500	$40,625	$568,125
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
The Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. In addition, the Credit Agreement contains certain events of default, including relating to a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement. As of September 30, 2026, the Company was in compliance with all financial covenants.

The following table sets forth the Company's revolving credit facility availability under the Credit Agreement as of September 30, 2026 (in thousands):

Total revolving credit facility	$500,000
Less: borrowings outstanding under the revolving credit facility	(40,000)
Less: standby letters of credit issued to third parties	(8,733)
Revolving credit facility availability	$451,267
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
Prior to February 2, 2026
Revolving Credit Facility
On December 8, 2022, the Company entered into a credit agreement (the "2022 Credit Agreement") which provided for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. At December 31, 2025, the Company had no outstanding borrowings and had $6.2 million of letters of credit issued to third parties. In connection with entering into the Credit Agreement, on February 2, 2026, the Company terminated the 2022 Credit Agreement. There were no outstanding borrowings under the 2022 Credit Agreement as of the date of termination or at September 30, 2026.
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
Equity-Based Awards - Settled in Stock
The following table provides the number of stock units granted, along with the weighted-average grant-date fair value of each award, during the nine months ended September 30,:

	2026		2025
Awards	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards		Weighted- Average Grant-Date Fair Value
Performance stock units (1)	208,858	$42.55	142,940	(2)	$62.06
Restricted stock units	135,130	$43.53	97,753		$62.76
Deferred stock units	3,059	$37.59	2,172		$52.95
Common shares	18,354	$37.59	13,032		$52.95
(1)    The Company’s performance stock units (“PSUs”) represent target shares granted for which the final number of shares earned depends on financial performance.
(2)    Includes 87,440 target PSUs granted, none of which were earned or will be issued because the applicable performance conditions were not achieved or the were forfeited.

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
Total MSPP liabilities recorded on the consolidated balance sheet as of September 30, 2026 were $18.7 million, of which $2.6 million was included in current accrued expenses and $16.1 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2025 were $22.2 million, of which $3.1 million was included in current accrued expenses and $19.1 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $10.5 million and $15.7 million at September 30, 2026 and December 31, 2025, respectively.
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities:

	Nine Months Ended September 30,
	2026	2025
Restricted stock units credited	9,182	20,605
MSPP liabilities paid (in thousands)	$3,053	$1,928
(9)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company periodically undertakes restructuring initiatives as part of its focus to improve operating performance and optimize its business portfolio. These initiatives have led to reorganizing the Company's manufacturing footprint, outsourcing or discontinuing low-volume, low margin products, or selling or exiting less profitable businesses or product lines. As a result, the Company has incurred costs related to discrete restructuring events for moving and closing facilities, severance and inventory write-downs during the nine months ended September 30, 2026.
The following tables set forth the exit activity costs and asset impairment charges (recoveries) incurred by segment related to the restructuring activities described above (in thousands):

	Three Months Ended September 30,
	2026			2025
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$1,381	$—	$1,381	$1,157	$—	$1,157
Agtech	703	—	703	140	—	140
Infrastructure	—	—	—	—	—	—
Corporate	—	—	—	—	—	—
Total	$2,084	$—	$2,084	$1,297	$—	$1,297

	Nine Months Ended September 30,
	2026			2025
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Residential	$5,325	$274	$5,599	$3,512	$—	$3,512
Agtech	789	(7)	782	415	157	572
Infrastructure	—	—	—	—	—	—
Corporate	281	—	281	31	—	31
Total	$6,395	$267	$6,662	$3,958	$157	$4,115

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$301	$402	$829	$982
Selling, general, and administrative expense	1,783	895	5,833	3,133
Total exit activity and asset impairment charges	$2,084	$1,297	$6,662	$4,115
The following table reconciles the beginning and ending liability for exit activity costs recorded in current accrued expenses on the consolidated balance sheets relating to the Company’s restructuring efforts (in thousands):

	2026	2025
Balance at January 1	$815	$121
Exit activity costs recognized	6,395	3,958
Cash payments	(6,309)	(3,598)
Balance at September 30	$901	$481
(10)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes (in thousands)	$9,835	$8,724	$15,847	$25,644
Effective tax rate	32.3%	20.8%	30.6%	23.0%
The effective tax rate for the three and nine months ended September 30, 2026 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization.
The effective tax rate for the three months ended September 30, 2025 was less than the U.S. federal statutory rate of 21% due to favorable discrete items related to an excess tax benefit on stock-based compensation and the benefit of purchased tax credits that will be carried back to prior tax years.
The effective tax rate for the nine months ended September 30, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by the discrete items previously noted.

(11)    EARNINGS PER SHARE
Weighted average shares outstanding for basic and diluted earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	29,793	29,736	29,786	29,925
Dilutive effect of common stock options and stock units	113	127	77	113
Dilutive weighted average shares outstanding	29,906	29,863	29,863	30,038
The following table provides the potential anti-dilutive common stock units not included in the diluted weighted average shares calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock units	51	38	63	46
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
The accounting policies of the Company's segments are the same as those described in Note 1 "Summary of Significant Accounting Policies" included in the Company's annual report on Form 10-K for the year ended December 31, 2025. The following tables illustrate certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended September 30, 2026
	Residential	Agtech	Infrastructure	Total
Net sales	$398,952	$59,326	$21,292	$479,570
Less (1):
Operating expenses (2)	349,624	54,174	17,113	420,911
Segment profit	49,328	5,152	4,179	58,659
Reconciliation of segment profit
Unallocated corporate expenses				(9,397)
Interest expense, net				(21,522)
Other income, net				2,721
Income before taxes from continuing operations				$30,461

	Three Months Ended September 30, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$230,286	$57,565	$23,088	$310,939
Less (1):
Operating expenses (2)	189,854	54,387	18,351	262,592
Segment profit	40,432	3,178	4,737	48,347
Reconciliation of segment profit
Unallocated corporate expenses				(8,405)
Interest expense, net				(2)
Other income, net				1,989
Income before taxes from continuing operations				$41,929

	Nine Months Ended September 30, 2026
	Residential	Agtech	Infrastructure	Total
Net sales	$1,106,239	$173,788	$65,377	$1,345,404
Less (1):
Operating expenses (2)	976,162	159,402	51,634	1,187,198
Segment profit	130,077	14,386	13,743	158,206
Reconciliation of segment profit
Unallocated corporate expenses				(53,581)
Interest expense, net				(55,511)
Other income, net				2,640
Income before taxes from continuing operations				$51,754

	Nine Months Ended September 30, 2025
	Residential	Agtech	Infrastructure	Total
Net sales	$640,538	$156,697	$69,578	$866,813
Less (1):
Operating expenses (2)	525,235	150,628	52,500	728,363
Segment profit	115,303	6,069	17,078	138,450
Reconciliation of segment profit
Unallocated corporate expenses				(30,347)
Interest income, net				1,281
Other income, net				2,018
Income before taxes from continuing operations				$111,402
Footnotes:
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Operating expenses for each reportable segment includes inventory and manufacturing expenses, employee compensation, depreciation and amortization, freight services, other costs of sales expenses, and other selling, general and administrative expenses.

The following table presents the reported segments' and unallocated corporate reported depreciation and amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Residential	$16,556	$4,097	$45,141	$9,863
Agtech	1,975	1,356	6,059	8,655
Infrastructure	385	726	1,487	2,126
Unallocated corporate expenses	973	822	2,920	2,457
Total depreciation and amortization	$19,889	$7,001	$55,607	$23,101
The following table presents the assets of the reported segments, unallocated corporate assets and assets of discontinued operations as of (in thousands):

	September 30, 2026	December 31, 2025
Residential	$2,190,963	$639,397
Agtech	300,400	290,785
Infrastructure	80,663	78,266
Unallocated corporate assets	101,022	192,793
Assets of discontinued operations	11,342	192,362
Total assets	$2,684,390	$1,393,603
The following presents disaggregated revenue by timing of transfer of control to customers by reported segment (in thousands):

	Three Months Ended September 30, 2026
	Residential	Agtech	Infrastructure	Total
Point in Time	$398,952	$1,083	$9,079	$409,114
Over Time	—	58,243	12,213	70,456
Total net sales	$398,952	$59,326	$21,292	$479,570

	Three Months Ended September 30, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$230,286	$639	$11,153	$242,078
Over Time	—	56,926	11,935	68,861
Total net sales	$230,286	$57,565	$23,088	$310,939

	Nine Months Ended September 30, 2026
	Residential	Agtech	Infrastructure	Total
Point in Time	$1,106,239	$1,996	$28,776	$1,137,011
Over Time	—	171,792	36,601	208,393
Total net sales	$1,106,239	$173,788	$65,377	$1,345,404

	Nine Months Ended September 30, 2025
	Residential	Agtech	Infrastructure	Total
Point in Time	$640,538	$1,059	$30,707	$672,304
Over Time	—	155,638	38,871	194,509
Total net sales	$640,538	$156,697	$69,578	$866,813

(13)    DISCONTINUED OPERATIONS
In June 2025, the Company committed to a plan to sell its Renewables business, which represents a strategic shift in operations. The decision was driven by a change in the Company's strategy to focus its asset portfolio and resources on its Residential, Agtech and Infrastructure segments. The Renewables business was classified as held for sale as of June 30, 2025, and met the criteria for discontinued operations. On February 20, 2026, the Company completed the sale of certain assets related to the Renewables business to a third-party, and on July 15, 2026, the Company completed the sale of the remaining portion of the Renewables business to a third-party, both transactions described below respectively. The Renewables business was previously reported under the Renewables segment in accordance with ASC Subtopic 280.
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

	September 30, 2026	December 31, 2025
Assets of the discontinued operations:
Trade receivables, net	$8,259	$56,382
Costs in excess of billings, net	—	19,390
Inventories, net	—	30,954
Prepaid expenses and other current assets	3,083	4,540
Property, plant, and equipment, net	—	21,446
Operating lease assets	—	5,084
Goodwill	—	184,230
Acquired intangibles	—	46,303
Impairment and remeasurement adjustments	—	(175,967)
Total assets classified as discontinued operations (1)	$11,342	$192,362

Liabilities of the discontinued operations:
Accounts payable	$—	$28,320
Accrued expenses	14,893	27,135
Billings in excess of costs	—	34,202
Non-current operating lease liabilities	—	3,463
Total liabilities classified as discontinued operations (1)	$14,893	$93,120
(1) Total held for sale assets and liabilities of the discontinued operations are classified as current on the December 31, 2025 consolidated balance sheets as the Company remained committed to the sale plan and continued to meet the criteria for discontinued operations. The sale was completed subsequent to July 15, 2026 as further described below.
The following table is the components of the loss before taxes from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$4,738	$72,520	$114,304	$169,766
Operating expenses	11,998	72,996	156,937	178,745
Remeasurement adjustment and impairment	—	162,667	67,453	162,667
Other expenses (income), net	5,307	35	(15,066)	76
Loss before taxes from discontinued operations	$(12,567)	$(163,178)	$(95,020)	$(171,722)

During the three and nine months ended September 30, 2026, the Renewables business remained classified as held for sale and as a discontinued operation until the sale of the remaining portion of the Renewables business was completed on July 15, 2026. Accordingly, at the March 31, 2026 and June 30, 2026 interim reporting dates, the Company performed fair value less cost to sell analyses and concluded that its carrying amount exceeded fair value less costs to sell. As a result, the Company recorded remeasurement adjustments before income taxes totaling $67.4 million, which is included in the loss before taxes from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2026. Upon classifying the Renewables business as held for sale and as a discontinued operation at June 30, 2025, the Company conducted a fair value measurement analysis and determined that the Renewables business' fair value less cost to sell was greater that its carrying amount. Subsequently, the Company determined that the fair value of the Renewables business as of the quarter ended September 30, 2025 had declined due to various headwinds in the renewables sector and other geopolitical factors, resulting in lower credible purchase offers received from market participants during the quarter. As such, the carrying amount was written down to its fair value less the costs to sell as of September 30, 2025 resulting in the recognition of an impairment loss before income taxes of $162.7 million. This impairment loss is reflected in the consolidated statements of operations for the three and nine months ended September 30, 2025. The fair value measurement is categorized within Level 3 of the fair value hierarchy based on significant unobservable inputs in accordance with ASC Topic 820.
In April 2026, the Company entered into a settlement agreement to resolve certain disputed warranty claims related to the discontinued operation. The settlement amount of $25.0 million had been accrued and recognized in loss before taxes from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2026. Accordingly, the related charge is reflected in loss before taxes from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2026. No additional charge related to this settlement was recognized during the three months ended September 30, 2026. The settlement was paid during the second quarter of 2026.
Disposition
On February 20, 2026, the Company sold certain assets within its Renewables business pertaining to its electrical balance of systems products. The sale of these assets generated net proceeds of $74.9 million in cash, subject to working capital and other customary post-closing adjustments, and resulted in a pre-tax net gain of $17.2 million presented within loss before taxes from discontinued operations in the consolidated statements of operations.
On July 15, 2026, the Company sold assets related to its Renewables racking and foundations business. The sale of these assets generated net proceeds of $1.6 million in cash, subject to customary post-closing adjustments, and resulted in a pre-tax net loss of $1.8 million presented in loss before taxes from discontinued operations in the consolidated statements of operations. This sale completed the divestiture of the Company’s Renewables business, which was classified as held for sale and reported as discontinued operations in the Company's consolidated financial statements effective June 30, 2025.
(14) SUBSEQUENT EVENT
In October 2026, the Company committed to a plan to sell its Infrastructure business, which consists solely of The D.S. Brown Company (“DSB”) and represents a strategic shift in the Company's operations. The planned divestiture is consistent with the Company's ongoing portfolio optimization strategy to simplify its business and further sharpens its strategic focus and resource allocation on its Residential and Agtech segments.
On October 14, 2026, the Company entered into a Securities Purchase Agreement with GCP Applied Technologies Inc. ("GCP") for the sale of all of the issued and capital stock of DSB. Under the terms of the agreement, GCP has agreed to pay cash consideration of $208.0 million, subject to customary closing conditions and post-closing adjustments.
The Company's commitment to sell its Infrastructure business and execution of the related agreement occurred after September 30, 2026 and therefore represent a nonrecognized subsequent event. Accordingly, the Infrastructure business was not classified as held for sale or presented as discontinued operations under ASC 205-20 in the accompanying consolidated financial statements. Beginning in the fourth quarter of fiscal 2026, the Company expects to classify the Infrastructure business as held for sale and present the results of the Infrastructure business as discontinued operations, including recasting prior-period results to reflect the Infrastructure business as discontinued operations.

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
Overview
The Company is a leading manufacturer and provider of products and services serving customers primarily in the U.S. and Canada including home improvement retailers, wholesalers, distributors, contractors, institutional and commercial growers of fruits, vegetables, flowers and other plants. The Company currently operates and reports its results through three reporting segments: Residential, Agtech, and Infrastructure.
On October 14, 2026, the Company entered into an agreement to sell its Infrastructure business. The sale furthers the simplification of the Company's portfolio and sharpens its strategic focus and resource allocation on its Residential and Agtech segments.
On February 2, 2026, the Company acquired OmniMax, a leading U.S.- and Canada-based manufacturer and provider of residential roofing accessories and rainwater management systems. The acquisition of OmniMax furthers the Company's goal of helping innovate and reshape the markets in which it operates and provide better solutions for its customers and the channels it serves.
As of September 30, 2026, the Company's continuing operations operated in 53 facilities, comprised of 48 manufacturing facilities, strategically located across 23 states and Canada, and five offices. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of the Company's markets.

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
The Company strives to create compounding and sustainable value for its stockholders and stakeholders by maintaining strong, relevant leadership positions in higher-growth profitable end markets while continuously innovating its products, services, and business processes to further optimize the important end markets it currently serves in the U.S. and Canada; residential and light commercial housing, infrastructure, and controlled environment agriculture growing and research. The foundation of the Company's strategy is built on three core pillars: Business System, Portfolio Management, and Organization Development.
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
Entry into Agreement to Sell Infrastructure Business
On October 14 2026, Gibraltar entered into a Securities Purchase Agreement with GCP Applied Technologies Inc. for the sale of all of the issued and capital stock of DSB. Under the terms of the agreement, GCP has agreed to pay cash consideration of $208 million, subject to customary closing conditions and post-closing adjustments. DSB is the sole business reported under the Company's Infrastructure segment.
The Company believes that the planned sale of DSB represents an important step in the continued simplification of its portfolio and further sharpens its strategic focus and resource allocation toward its Residential and Agtech segments. Subject to completion of the transaction, the Company currently expects the transaction to be highly tax-efficient, which is anticipated to maximize net proceeds available to support debt reduction and strengthen the Company's balance sheet. The transaction remains subject to customary closing conditions, and there can be no assurance that the transaction will be completed on the currently contemplated terms or timeframe.
Discontinued Operations
During 2026, the Company completed the divestiture of its Renewables business through two separate asset sales. On February 20, 2026, the Company sold certain assets related to its electrical balance of systems product for net cash proceeds of approximately $75 million, subject to working capital and other customary post-closing adjustments. The proceeds were applied toward debt reduction. On July 15, 2026, the Company sold the remaining Renewables business assets related to its racking and foundations operations for a purchase price of $5 million, subject to customary post-closing adjustments, completing the divestiture of the Renewables business.
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

Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following table sets forth selected results of operations data and percentage of net sales for the three months ended September 30, (in thousands):

	2026		2025
Net sales	$479,570	100.0%	$310,939	100.0%
Cost of sales	364,522	76.0%	228,193	73.4%
Gross profit	115,048	24.0%	82,746	26.6%
Selling, general, and administrative expense	65,786	13.7%	42,804	13.8%
Income from operations	49,262	10.3%	39,942	12.8%
Interest expense	21,522	4.5%	2	0.0%
Other income	(2,721)	(0.6)%	(1,989)	(0.7)%
Income before taxes	30,461	6.4%	41,929	13.5%
Provision for income taxes	9,835	2.1%	8,724	2.8%
Income from continuing operations	20,626	4.3%	33,205	10.7%
Loss from discontinued operations	(8,914)	(1.9)%	(122,267)	(39.3)%
Net income (loss)	$11,712	2.4%	$(89,062)	(28.6)%
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Impact of
	2026	2025	Total Change	Acquisitions	Ongoing Operations
Net sales:
Residential	$398,952	$230,286	$168,666	$161,616	$7,050
Agtech	59,326	57,565	1,761	—	1,761
Infrastructure	21,292	23,088	(1,796)	—	(1,796)
Consolidated	$479,570	$310,939	$168,631	$161,616	$7,015
Consolidated net sales increased by $168.6 million, or 54.2%, to $479.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by sales generated from acquisitions of $161.6 million, primarily the result of the current year acquisition of OmniMax. Organic growth of 2%, the result of price increases to align with rising commodity costs, also contributed to the increase in net sales.
Net sales in the Company's Residential segment increased $168.7 million, or 73.3%, to $399.0 million for the three months ended September 30, 2026 compared to $230.3 million for the three months ended September 30, 2025. The higher net sales was driven by sales generated from acquisitions of $161.6 million, primarily generated from the current year acquisition of OmniMax. Organic net sales increased 3%, driven by participation gains which more than offset a down market.
Net sales in the Company's Agtech segment increased 3.0%, or $1.8 million, to $59.3 million for the three months ended September 30, 2026 compared to $57.6 million for the three months ended September 30, 2025. The net sales increase was driven by growth in both the commercial and structures businesses. Backlog decreased 55% year over year.
Net sales in the Company's Infrastructure segment decreased $1.8 million, or 7.8%, to $21.3 million for the three months ended September 30, 2026 compared to $23.1 million for the three months ended September 30, 2025. Backlog increased 10% from the prior year.

The Company's consolidated gross margin decreased to 24.0% for the three months ended September 30, 2026 compared to 26.6% for the three months ended September 30, 2025. The decrease was driven by business and product line mix and the impact of ongoing integration activities.
Selling, general, and administrative ("SG&A") expense increased by $23.0 million, or 53.7%, to $65.8 million for the three months ended September 30, 2026 compared to $42.8 million for the three months ended September 30, 2025. The $23.0 million increase was primarily due to incremental SG&A expense incurred in connection with recent acquisitions along with higher acquisition-related expense as compared to the prior year quarter. SG&A expense as a percentage of net sales decreased to 13.7% for the three months ended September 30, 2026 compared to 13.8% for the three months ended September 30, 2025.
The following table sets forth the Company’s operating income and operating income as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2026		2025		Total Change
Operating income
Residential	$49,328	12.4%	$40,432	17.6%	$8,896
Agtech	5,152	8.7%	3,178	5.5%	1,974
Infrastructure	4,179	19.6%	4,737	20.5%	(558)
Unallocated Corporate Expenses	(9,397)	(2.0)%	(8,405)	(2.7)%	(992)
Consolidated operating income	$49,262	10.3%	$39,942	12.8%	$9,320
The Residential segment generated an operating margin of 12.4% in the current year quarter compared to 17.6% in the prior year quarter. Operating margin declined year over year, primarily as a result of business and product mix, integration actions and acquisition charges.
The Agtech segment generated an operating margin of 8.7% in the current year quarter compared to 5.5% in the prior year quarter. Operating margin increased year over year due to higher volumes, business mix and 80/20 operating initiatives.
The Infrastructure segment generated an operating margin of 19.6% during the three months ended September 30, 2026 compared to 20.5% during the three months ended September 30, 2025. The margin decline year over year was the result of lower volume and product mix.
Unallocated corporate expenses increased $1.0 million to $9.4 million during the three months ended September 30, 2026 from $8.4 million during the three months ended September 30, 2025. The increase was primarily the result of higher acquisition and portfolio management related expense as compared to the prior year quarter.
The Company recorded interest expense of $21.5 million for the three months ended September 30, 2026, primarily related to the new issuance of debt to fund the acquisition of OmniMax earlier in the year. Interest expense recorded by the Company during the three months ended September 30, 2025 was the result of maintenance fees associated with the revolving credit facility and was nearly offset by earnings on interest-bearing cash accounts.
The Company recorded other income of $2.7 million for the three months ended September 30, 2026, compared to other income of $2.0 million for the three months ended September 30, 2025.
The Company recognized a provision for income taxes of $9.8 million, with an effective tax rate of 32.3% for the three months ended September 30, 2026. The effective tax rate for the three months ended September 30, 2026 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization. The Company recognized a provision for income taxes of $8.7 million, with an effective tax rate of 20.8% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2025 was less than the U.S. federal statutory rate of 21% due to favorable discrete items related to an excess tax benefit on stock-based compensation and the benefit of purchased tax credits that will be carried back to prior tax years.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The following table sets forth selected results of operations data and percentage of net sales for the nine months ended September 30 (in thousands):

	2026		2025
Net sales	$1,345,404	100.0%	$866,813	100.0%
Cost of sales	1,019,408	75.8%	626,379	72.3%
Gross profit	325,996	24.2%	240,434	27.7%
Selling, general, and administrative expense	221,371	16.4%	132,331	15.2%
Income from operations	104,625	7.8%	108,103	12.5%
Interest expense (income)	55,511	4.2%	(1,281)	(0.2)%
Other income	(2,640)	(0.2)%	(2,018)	(0.2)%
Income before taxes	51,754	3.8%	111,402	12.9%
Provision for income taxes	15,847	1.1%	25,644	3.0%
Income from continuing operations	35,907	2.7%	85,758	9.9%
Loss from discontinued operations	(83,475)	(6.2)%	(127,697)	(14.7)%
Net loss	$(47,568)	(3.5)%	$(41,939)	(4.8)%
The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

				Impact of
	2026	2025	Total Change	Acquisitions	Ongoing Operations
Net sales:
Residential	$1,106,239	$640,538	$465,701	$453,462	$12,239
Agtech	173,788	156,697	17,091	11,775	5,316
Infrastructure	65,377	69,578	(4,201)	—	(4,201)
Consolidated	$1,345,404	$866,813	$478,591	$465,237	$13,354
Consolidated net sales increased by $478.6 million, or 55.2%, to $1.3 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by sales generated from acquisitions of $465.2 million, primarily the result of the Company's current year acquisition of OmniMax along with incremental sales generated from the Company's prior year acquisitions. Organic growth of 2%, the result of price increases to align with rising commodity costs, also contributed to the increase in net sales.
Net sales in the Company's Residential segment increased $465.7 million, or 72.7%, to $1.1 billion for the nine months ended September 30, 2026 compared to $640.5 million for the nine months ended September 30, 2025. The higher net sales was driven by sales generated from acquisitions of $453.5 million primarily generated from the current year acquisition of OmniMax, along with incremental sales generated by the prior year acquisitions of the three metal roofing manufacturers. Organic net sales increased 2%, the result of timing of price/cost adjustments and participation gains.
Net sales in the Company's Agtech segment increased 10.9%, or $17.1 million, to $173.8 million for the nine months ended September 30, 2026 compared to $156.7 million for the nine months ended September 30, 2025. The revenue increase was largely due to $11.8 million of incremental sales generated from the prior year acquisition of Lane Supply, along with an increase in organic sales, due to timing of projects. Backlog decreased 55% year over year in this segment.
Net sales in the Company's Infrastructure segment decreased $4.2 million, or 6.0%, to $65.4 million for the nine months ended September 30, 2026 compared to $69.6 million for the nine months ended September 30, 2025, impacted by timing of projects. Backlog increased 10% from the prior year.
The Company's consolidated gross margin decreased to 24.2% for the nine months ended September 30, 2026 compared to 27.7% for the nine months ended September 30, 2025. The decrease was driven by business and product line mix, unfavorable alignment of price/material cost, amortization of fair market value adjustments from business combinations and the impact of ongoing integration activities, partially offset by overall continued operational efficiencies along with 80/20 initiatives.
Selling, general, and administrative ("SG&A") expense increased by $89.0 million, or 67.3% to $221.4 million for the nine months ended September 30, 2026 compared to $132.3 million for the nine months ended September 30, 2025. The $89.0 million increase was primarily due to incremental SG&A expense incurred in connection with recent acquisitions, along with higher acquisition-related expense as compared to the prior year. SG&A expense as a percentage of net sales increased to 16.4% for the nine months ended September 30, 2026 compared to 15.2% for the nine months ended September 30, 2025.
The following table sets forth the Company’s operating income and operating income as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2026		2025		Total Change
Operating income
Residential	$130,077	11.8%	$115,303	18.0%	$14,774
Agtech	14,386	8.3%	6,069	3.9%	8,317
Infrastructure	13,743	21.0%	17,078	24.5%	(3,335)
Unallocated Corporate Expenses	(53,581)	(4.0)%	(30,347)	(3.5)%	(23,234)
Consolidated operating income	$104,625	7.8%	$108,103	12.5%	$(3,478)
The Residential segment generated an operating margin of 11.8% in the current year compared to 18.0% in the prior year. Operating margin declined year over year, primarily as a result of price/cost alignment, early stage production inefficiencies and the timing of productivity and integration actions and acquisition charges, along with business and product mix during the current year.
The Agtech segment generated an operating margin of 8.3% in the current year compared to 3.9% in the prior year. Operating margin increased year over year due to higher organic volumes, business mix and 80/20 operating initiatives, along with prior year costs related to the acquisition of Lane Supply.
The Infrastructure segment generated an operating margin of 21.0% during the nine months ended September 30, 2026 compared to 24.5% during the nine months ended September 30, 2025. The margin decline year over year was the result of lower volume and product mix.
Unallocated corporate expenses increased $23.2 million to $53.6 million during the nine months ended September 30, 2026 from $30.3 million during the nine months ended September 30, 2025. The increase was primarily the result of higher acquisition and portfolio management related expense as compared to the prior year.
The Company recorded interest expense of $55.5 million during the nine months ended September 30, 2026 associated with the new issuance of debt to fund the acquisition of OmniMax. The Company recorded interest income of $1.3 million for the nine months ended September 30, 2025, the result of earnings on certain interest-bearing cash accounts.
The Company recorded other income of $2.6 million for the nine months ended September 30, 2026, compared to other income of $2.0 million for the nine months ended September 30, 2025.
The Company recognized a provision for income taxes of $15.8 million, with an effective tax rate of 30.6% for the nine months ended September 30, 2026. The effective tax rate for the nine months ended September 30, 2026 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization. The Company recognized a provision for income taxes of $25.6 million, with an effective tax rate of 23.0% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2025 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by benefits related to tax credit generation or utilization and favorable discrete items due to an excess tax benefit on stock-based compensation.

Liquidity and Capital Resources
Sources of Liquidity
The Company has historically financed its working capital requirements, including capital expenditures and acquisitions, through a combination of available cash, cash flows from operations, and borrowings.. As disclosed above, on February 2, 2026, the Company entered into a new Credit Agreement that provides for a senior secured revolving credit facility with an initial aggregate commitment of $500 million and letters of credit in an aggregate amount of up to $100 million. The Revolving Credit Facility under the Credit Agreement matures on February 2, 2031.
The Company expects that its primary cash requirements over the next twelve months will include working capital, capital expenditures, and debt service requirements. The Company believes that cash flows from operations, together with available cash on hand and borrowing capacity under the Revolving Credit Facility—which had approximately $451.3 million of availability as of September 30, 2026—will be sufficient to meet these short-term liquidity requirements. The Company currently expects to continue generating positive operating cash flows during this period and does not anticipate needing to materially increase borrowings to fund its short-term obligations.
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
Historically the Company's international operations have generated cash flow from operations sufficient to fund their working capital needs and capital improvements. As of September 30, 2026 and December 31, 2025, the Company's international subsidiaries held $5.7 million and $4.4 million of cash, respectively.
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
Authorized Share Repurchase Program
In April 2025, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. As of September 30, 2026, the Company has not purchased any shares under this authorized program.
The program is scheduled to expire on April 30, 2028. Repurchases may be made from time to time in amounts and at prices the Company deems appropriate, subject to certain restrictions under the Credit Agreement, market conditions, applicable legal requirements, debt covenants, and other considerations. Any such repurchases may be executed through open market purchases, privately negotiated agreements, or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion.
Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2026	2025
Net cash provided by (used in):
Operating activities of continuing operations	$19,366	$105,380
Investing activities of continuing operations	(1,352,184)	(247,279)
Financing activities	1,231,290	(63,542)
Discontinued operations	20,993	25,153
Effect of foreign exchange rate changes	(1)	211
Net decrease in cash and cash equivalents	$(80,536)	$(180,077)
Operating Activities
Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2026 of $19.4 million consisted of income from continuing operations of $35.9 million, non-cash net charges totaling $66.8 million, which include depreciation, amortization, stock-based compensation and other non-cash charges, and $83.3 million of cash invested in working capital and other net operating assets. The cash invested in working capital and other net operating assets was primarily the result of increases in accounts receivable and inventory, partially offset by increases in accounts payable, largely the result of seasonal demand and timing of vendor payments, as well as the settlement of the 2025 obligation to purchase transferrable energy--related investment tax credits.
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
Investing Activities
Net cash used in investing activities of continuing operations for the nine months ended September 30, 2026 of $1,352.2 million primarily reflected the acquisition of OmniMax for $1,337.6 million and a $2.1 million acquisition-payable payment related to one of the metal roofing businesses acquired in 2025, as well as capital expenditures of $15.5 million. These investments were partially offset by net proceeds of $2.9 million from sale of property and equipment and a receipt of the $0.1 million final working capital settlement received in connection with a metal roofing business acquired in 2025.
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
Financing Activities
Net cash provided by financing activities totaled $1,231.3 million for the nine months ended September 30, 2026 primarily reflected $1,340.0 million of proceeds from long-term debt, which were used to fund the acquisition of OmniMax, refinance certain existing indebtedness, and pay related fees and expenses. These inflows were partially offset by $75.0 million of long-term debt repayments, $29.3 million of debt issuance cost payments, $3.9 million was used to repurchase common stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans, and a $0.5 million excise tax payment related to the repurchase of common stock in 2025 under the Company's authorized share repurchase program.
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
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the quarter ended September 30, 2026 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
There were no material legal proceeding terminated, settled, or otherwise resolved during the quarter ended September 30, 2026.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our Form 10-Q for the quarterly report ended June 30, 2026, respectively. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. We believe there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Form 10Q for the quarterly period ended June 30, 2026, respectively.
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
The Company did not purchase shares during the quarter ended September 30, 2026 and the dollar value of shares that may yet be purchased under the authorized program is $200 million.
The Company did not sell unregistered equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed December 9, 2022)
10.1	Securities Purchase Agreement dated October 14, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 15, 2026) (1)
31.1*	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1*^	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2*^	Certification of the Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
*	Submitted electronically with this Quarterly Report on Form 10-Q.
^	Documents are furnished not filed herewith.

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
Date: November 5, 2026